Form 10-Q
period 2007-03-31
TAILWIND FINANCIAL INC.
filed 2007-05-17
CIK 1368879

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to ______________________.

Commission file number 001-33385

TAILWIND FINANCIAL INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-4338095 (I.R.S. Employer Identification No.)

BCE Place, 181 Bay Street

Suite 2040

Toronto, Ontario, Canada M5J 2T3

(Address of Principal Executive Offices)

(416) 601-2422

(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes                No    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____ Accelerated filer ____ Non-accelerated filer	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  X        No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,593,750 shares issued and outstanding as of March 14, 2007.

TAILWIND FINANCIAL INC.

PART I.

FINANCIAL STATEMENTS

Tailwind Financial Inc.

(A Development Stage Company)

Index of Financial Statements

Page

Financial Statements

Balance Sheet as of March 31, 2007	1

Statement of Operations for the period from June 30, 2006 (inception)	2
through March 31, 2007

Statement of Stockholder’s Equity for the period from June 30, 2006	3
(inception) through March 31, 2007

Statement of Cash Flows for the period from June 30, 2006 (inception)	4
through March 31, 2007

Notes to Financial Statements for the period from June 30, 2006 (inception)	5
through March 31, 2007

F-1

Tailwind Financial Inc.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)

ASSETS

Current assets, cash	$182,864	$ 24,256
Deferred offering costs	467,965	416,590
Total Assets	$650,829	$440,846

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accrued offering costs	254,182	342,846
Note payable – stockholder (Note 5)	368,750	68,750
Total current liabilities	622,932	411,596
Commitments (Note 4)

Stockholder’s Equity (Note 3):
Preferred stock, par value $.01 per share, 5,000,000 shares authorized, 0 shares issued
Common stock, par value $.001 per share, 70,000,000 shares authorized, 3,593,750 shares issued and outstanding	3,594	3,594
Additional paid-in capital	27,656	27,656
Deficit accumulated in the development stage	(3,353)	(2,000)
Total stockholder’s equity	27,897	29,250
Total liabilities and stockholder’s equity	$650,829	$440,846

See notes to unaudited financial statements.

Tailwind Financial Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period from January 1, 2007 to March 31, 2007	For the period from June 30, 2006 (Inception) to December 31, 2006	For the period from June 30, 2006 (Inception) to March 31, 2007
	(unaudited)		(unaudited)

Formation and operating costs	$1,353	$2,000	$3,353

Net loss for the period	$1,353	$2,000	$3,353
Weighted average number of shares outstanding	3,593,750	3,593,750	3,593,750
Net loss per share – basic and diluted	$0.00	$0.00	$0.00

See notes to unaudited financial statements.

Tailwind Financial Inc.

(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY

For the period from June 30, 2006 (Inception) to March 31, 2007

	Common Stock		Additional Paid-In Capital	Deficit accumulated in the development stage
	Shares	Amount			Total
Balance at, June 30, 2006	-	$ -	$ -	$ -	$ -
Issuance of Common Stock to initial stockholder	3,593,750	3,594	27,656	-	31,250
Net loss for the period	-	-	-	(2,000)	(2,000)
Balance at December 31, 2006	3,593,750	3,594	27,656	(2,000)	29,250
Net loss for the period (unaudited)	-	-	-	(1,353)	(1,353)
Balance at March 31, 2007 (unaudited)	$3,593,750	$3,594	$27,656	$(3,353)	$27,897

See notes to unaudited financial statements.

Tailwind Financial Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period from January 1, 2007 to March 31, 2007	For the period from June 30, 2006 (Inception) to December 31, 2006	For the period from June 30, 2006 (Inception) to March 31, 2007
	(unaudited)		(unaudited)

OPERATING ACTIVITIES
Net loss for the period	$(1,353)	$(2,000)	$(3,353)
Net cash used in operating activities	(1,353)	(2,000)	(3,353)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	31,250	31,250
Proceeds from notes payable to initial stockholder	300,000	68,750	368,750
Deferred offering costs	(140,039)	(73,744)	(213,783)
Net cash provided by financing activities	159,961	26,256	186,217
Net increase in cash	158,608	24,256	182,864
Cash
Beginning of period	24,256	-	-
End of period	$182,864	$24,256	$182,864
Supplemental disclosure of non-cash activity:
Accrued offering costs	$51,375	$342,846	$254,182

See notes to unaudited financial statements.

TAILWIND FINANCIAL INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BUSINESS OPERATIONS

Tailwind Financial Inc. (the “Company”), was incorporated in Delaware on June 30, 2006 as a blank check development stage company whose objective is to acquire, through a purchase, asset acquisition, or other business combination (each a “Business Combination”) one or more operating businesses in the financial services industry.

As of March 31, 2007, the Company had not yet commenced any operations. All activity through March 31, 2007 relates to the Company’s formation and public offering described below.

The Company consummated a public offering (“Offering”) on April 17, 2007. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully consummate a Business Combination. Upon the closing of the Offering, 100% of the proceeds were deposited in a trust account (“Trust Account”) and invested only in “government securities” or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of a first Business Combination or (ii) dissolution and liquidation of the Company. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Initial Stockholders.

On March 14, 2007, the Company’s amended and restated certificate of incorporation was filed which provides for the Company’s common stock to have a par value of $0.001 per share (as retroactively reflected in the financial statements). On April 12, 2007, the Company amended and restated its certificate of incorporation to provide for mandatory dissolution of the Company and subsequent liquidation of the funds held in the trust account in the event that the Company does not consummate a Business Combination or execute a letter of intent, agreement in principal or definitive agreement for a Business Combination within 18 months from the date of the consummation of the Offering. It also provides that 24 months from consummation of the Offering the Company’s corporate existence will cease. On March 14, 2007, the Company’s Board of Directors declared a 1 for 1.15 stock split in the form of a stock dividend (as retroactively reflected in the financial statements). Since the underwriters’ over-allotment was not exercised, 468,750 shares issued to TFC Holdings Ltd. are to be redeemed. In the event of dissolution and liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 3). The amended and restated certificate of incorporation authorizes 5,000,000 shares of preferred stock and 70,000,000 shares of common stock.

As indicated in the accompanying financial statements, at March 31, 2007, the Company has no operations. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Management’s plans to address this uncertainty are discussed in Note 3. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the target business acquisition period. These factors, among others, indicate that the Company may be unable to continue operations as a going concern.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include the accounts of the Company. The Company has not commenced operations. All activity through March 31, 2007 is related to the Company’s formation and preparation for the Offering. The Company has selected June 30 as its fiscal year end. The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial Statements and related disclosures for the period ended December 31, 2006 included in the Company’s Form S-1.

In the opinion of management, all adjustments (consisting primarily of normal accruals) have been made that are necessary to present fairly the financial position of the Company. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual amounts could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company’s policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. At March 31, 2007, a deferred income tax asset relating to the Company’s net operating loss is offset by a full valuation allowance based upon a lack of earnings history for the Company.

At March 31, 2007, the Company’s net operating loss carryforward was approximately $1,175. Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the loss carryforward period, which runs through 2026.

Loss Per Common Share

Basic loss per share is computed by dividing net income applicable to common stock by the weighted average common shares outstanding during the period.

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. At March 31, 2007, there were no such potentially dilutive securities.

Deferred offering costs:

Deferred offering costs consist principally of legal, accounting and underwriting fees incurred through the balance sheet date that are related to the Offering and that were charged to capital upon the receipt of the capital in April 2007.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3—PUBLIC OFFERING

In the Offering, the Company sold to the public 12,500,000 units (“Units”) at a price of $8.00 per Unit. Proceeds from the Offering totaled approximately $95,300,000, which was net of approximately $4,700,000 in underwriting fees and other expenses paid at closing or previously. The Company also sold in a private placement immediately prior to the Offering 4,700,000 warrants for proceeds of $4,700,000. In addition, the Company granted Deutsche Bank Securities Inc. an option (the “Over-Allotment Option”), exercisable not later than 30 days after the sale of the Units, to purchase up to 1,875,000 additional Units to cover over-allotments. Each Unit consists of one share of the Company’s common stock, $0.001 par value, and one Callable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the consummation of a Business Combination with a target business or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be callable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of the call is given. The Company may not call the warrants unless the warrants and the shares of common stock underlying the warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the call.

The Company sold the Units issued in the Offering to Deutsche Bank Securities Inc. at a price per share equal to $7.44 (a discount of $0.56 per share), resulting in an aggregate underwriting discount to Deutsche Bank Securities Inc. of $7,000,000. The Company also sold to Deutsche Bank Securities Inc., for $100, an option to purchase up to a total of 625,000 units. The units issuable upon exercise of this option are identical to those offered in the Offering except that the warrants included in the option have an exercise price of $7.20 per share (120% of the exercise price of the warrants included in the units sold in the Offering). This option is exercisable at $9.60 per unit, commencing on the later of the consummation of a business combination and one year from the effective date of the registration statement and expiring four years from the effective date of the registration statement. The option and the 625,000 units, the 625,000 shares of common stock and the 625,000 warrants underlying such units, and the 625,000 shares of common stock underlying such warrants, have been deemed compensation by the NASD and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g)(1) of the NASD Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the effective date of the registration statement except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The purchase option and its underlying securities have been registered under the registration statement of which the Offering prospectus forms a part. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend, our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below the exercise price of the warrants included in the option. The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale would be approximately $1.1 million using an expected life of four years, volatility of 27.6% and a risk-free interest rate of 4.8%. The expected volatility of approximately 27.6% was estimated by management based on an evaluation of the historical volatilities of public entities in the financial services industry. The Company has no trading history, and as a result it is not possible to value this option based on historical trades. Management believes that this volatility is a reasonable benchmark to use in estimating the value of this option. The actual volatility of this option will depend on many factors that cannot be precisely valued.

NOTE 4—COMMITMENT

The Company utilizes certain administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of one of the Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering.

NOTE 5—NOTE PAYABLE—STOCKHOLDER

On July 12, 2006, pursuant to a promissory note of the same date, Parkwood Holdings Ltd. provided a no-interest loan to the Company in the amount of $68,750 which was repaid from the proceeds of the Offering. The proceeds of the loan were used to cover pre-offering expenses.

On February 2, 2007, Parkwood Holdings Ltd., pursuant to a promissory note of the same date, provided a no-interest loan to the Company in the amount of $300,000 which was repaid from the proceeds of the Offering. The proceeds of the loan were used to cover pre-offering expenses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this 10-Q. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks described in this 10-Q. In light of these risks and uncertainties, the events anticipated in the forward-looking statements may or may not occur.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	our status as a development stage company;

•	our dissolution or liquidation prior to a business combination;

•	the reduction of the proceeds held in the trust account due to third party claims;

•	our selection of a prospective target business or asset;

•	our issuance of our capital shares or incurrence of debt to consummate a business combination;

•	our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;

•	our dependence on our key personnel;

•	conflicts of interest of our officers, directors and existing investors;

•	potential future affiliations of our officers and directors with competing businesses;

•	our ability to obtain additional financing if necessary;

•	the control by our private stockholders of a substantial interest in us;

•	our common stock becoming subject to the SEC’s penny stock rules;

•	the adverse effect the outstanding warrants and the unit purchase option may have on the market price of our common shares;

•	the existence of registration rights with respect to the securities owned by our founding stockholders and the securities underlying the unit purchase option granted to Deutsche Bank Securities Inc.;

•	our being deemed an investment company;

•	the lack of a market for our securities;

•	costs of complying with United States securities laws and regulations;

•	market risks;

•	risks of acquiring and operating a business outside the United States; and

•	regulatory risks and operational risks.

These risks are not exhaustive.

Any forward-looking statement made by us speaks only as of the date on which we make it, and is expressly qualified in its entirety by the foregoing cautionary statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

We were formed on June 30, 2006 to consummate a merger, capital stock exchange, asset acquisition, exchangeable share transaction or other similar business combination with an operating business in the financial services industry. Our initial business combination must be with a business or businesses whose collective fair market value is at least equal to 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of the acquisition.

On April 17, 2007, we completed our initial public offering (“IPO”) of 12,500,000 Units. Each Unit consists of one share of our common stock, par value $0.001 per share, (the “Common Stock”) and one warrant entitling the holder to purchase one share of our Common Stock at a price of $6.00. The public offering price of each Unit was $8.00, and we generated gross proceeds of $100,000,000 in the IPO. Of the gross proceeds: (i) we deposited $95,300,000 into a trust account at JP Morgan Chase Bank, NA, maintained by American Stock Transfer & Trust Company, as trustee, which included $3,000,000 of contingent underwriting discount; (ii) the underwriters received $4,000,000 as underwriting discount (excluding the contingent underwriting discount); and (iii) we retained $600,000 for offering expenses, plus $100,000 for working capital. In addition, we deposited into the trust account $4,700,000 that we received from the issuance and sale of 4,700,000 warrants to Parkwood Holdings Ltd., an entity owned 37.5% by our Chairman, Gordon McMillan, 12.5% by our CEO, Andrew McKay and 50% by JovFunds Management Inc.

We intend to use substantially all of the funds held in the trust account, less the payment due the underwriter for the deferred underwriting discount, to acquire a target business. However, as long as we consummate a business combination with one or more target acquisitions with a fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account representing the underwriters’ deferred discount), we may use the assets in the trust account for any purpose we may choose. To the extent that our capital stock or debt is used in whole or in part as consideration to consummate a business combination, the remaining proceeds held in the trust account will be used as working capital, including director and officer compensation, change-in-control payments or payments to affiliates, or to finance the operations of the target business, make other acquisitions and pursue our growth strategies.

We believe that the funds available to us outside of the trust account ($100,000) and up to $1,600,000 of the interest earned on the trust account that may be released to us will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time period although we are not required to, we intend to use these funds to identify and evaluate prospective acquisition candidates, to perform business due diligence on prospective target businesses, to travel to and from offices, plants or similar locations of prospective target businesses, to select the target business to acquire and to structure, negotiate, and consummate the business combination.

We anticipate that we will incur approximately $650,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigation, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to Parkwood Holdings Ltd. or an affiliate of Parkwood Holdings Ltd. ($7,500 per month for

24 months), $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $200,000 for general working capital that can be used for fairness opinions in connection with our acquisition plans, and approximately $570,000 for director and officer liability insurance premiums and other miscellaneous expenses, including trustee and escrow agent fees, and reserves. We do not believe that we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through an offering of debt or equity securities if funds are required to consummate a business combination that is presented to us, although we have not entered into any such arrangements and have no current intention of doing so. Messrs. McMillan and McKay and JovFunds each have jointly and severally agreed to pay, on our behalf any expenses in excess of $1,700,000 that we may incur in connection with our pursuit of a business combination. Such amounts will be reimbursed upon consummation of our initial business combination.

As indicated in the accompanying financial statements, at March 31, 2007, we had $182,864 in cash. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plan to consummate a business combination will be successful. These factors, among others, raise substantial doubt as to our ability to continue as a going concern.

For the period from June 30, 2006 (inception) through March 31, 2007, we had a net loss of $3,353, attributable to organization, formation and general and administrative expenses. We also incurred $467,965 of deferred offering costs, of which approximately $254,182 was unpaid as of March 31, 2007. Through March 31, 2007 we did not engage in any significant operations. Our entire activity from inception through March 31, 2007 was to prepare for our IPO.

Our financial statements as of and for the period ending April 17, 2007 were audited, and we filed these audited financial statements in a Current Report on Form 8-K dated April 18, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2007, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in our internal control over financial reporting during the period from December 31, 2006 through March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On April 17, 2007, we issued 4,700,000 warrants to Parkwood Holdings Ltd. at a price of $1.00 per warrant for an aggregate purchase price of $4,700,000. These warrants can be exercised on a cashless basis, but otherwise are identical to the warrants that were issued in the IPO. The issuance and sale of these warrants was made without registration under the Securities Act of 1933, as amended, pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as a transaction not involving any public offering. We used no general solicitation or general advertising in connection with the issuance and sale of these warrants, and the purchaser is an affiliate of the Company and agreed to appropriate restrictions on resale of the warrants and the underlying shares. We paid no underwriting discounts or commissions with respect to the issuance and sale of the warrants. The proceeds from the sale of the warrants were placed in the trust account to become part of the liquidating distribution to our public shareholders in the event of a liquidation prior to our initial business combination.

Use of Proceeds

On April 17, 2007, we consummated our initial public offering of 12,500,000 Units. Each Unit consists of one share of our Common Stock and one warrant entitling the holder to purchase from us one share of our Common Stock at an exercise price of $6.00. The Units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $100,000,000. Deutsche Bank Securities Inc. acted as representative of the underwriters. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333- 135790) that was declared effective on April 11, 2007.

Of the gross proceeds from the IPO: (i) we deposited $95,300,000 into a trust account at JP Morgan Chase Bank, NA, maintained by American Stock Transfer & Trust Company, as trustee, which amount included $3,000,000 of contingent underwriting discount; (ii) the underwriters received $4,000,000 as underwriting discount (excluding the contingent underwriting discount); and (iii) we used approximately $686,000 for offering expenses.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Prior to the IPO, we solicited written consents of our stockholders to certain amendments to our Certificate of Incorporation, including approving a 1 for 1.15 stock split in the form of a dividend of our Common Stock. Our stockholders unanimously approved the amendments and the split.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAILWIND FINANCIAL, INC.
By:	/s/ Andrew A. McKay
Name: Andrew A. McKay Title: Chief Executive Officer