Form 10-K
period 2007-06-30
TAILWIND FINANCIAL INC.
filed 2007-09-25
CIK 1368879

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33385

Tailwind Financial Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-4338095 (I.R.S. Employer Identification No.)
BCE Place, 181 Bay Street Suite 2040 Toronto, Ontario, Canada (Address of Principal Executive Offices)	M5J 2T3 (Zip Code)

Registrant's telephone number, including area code: (416) 601-2422

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units	American Stock Exchange
Common Stock, par value $0.001 per share	American Stock Exchange
Warrants	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒ No ☐

        As of December 31, 2006, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was zero.

        Number of shares of common stock outstanding as of September 6, 2007: 13,323,588.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

        This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," should," "expect," "anticipate," "approximate," "estimate," "believe," "intend," "plan," or "project," or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this report. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks described in this report. In light of these risks and uncertainties, the events anticipated in the forward-looking statements may or may not occur.

        Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. No one should rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

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

  •
  our common stock becoming subject to the SEC's penny stock rules;

  •
  the adverse effect our outstanding warrants may have on the market price of our common shares;

  •
  the existence of registration rights with respect to the securities owned by our private stockholders;

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

        These risks and others described below under Item 1A "Risk Factors" are not exhaustive.

PART I

ITEM 1. BUSINESS

Introduction

        Tailwind Financial Inc. is a blank check development stage company organized under the laws of the State of Delaware on June 30, 2006. We were formed to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination, one or more businesses in the financial services industry. Other than interest income, we have not generated revenue to date. We are considered to be in the development stage and are subject to the risks associated with activities of development stage companies. Since our initial public offering in April 2007, we have been actively engaged in identifying a suitable business combination candidate. We have met with potential target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. However, as of the date of filing of this report we have not consummated any business combination. Unless the context otherwise requires, references in this report to "the Company," "we," "us," and "our" refer to Tailwind Financial Inc.

        A registration statement for our initial public offering was declared effective on April 11, 2007. On April 17, 2007 we sold 12,500,000 units in our initial public offering. Each of our units consists of one share of our common stock, $0.001 par value per share, and one warrant. Each warrant sold in the initial public offering entitles the holder to purchase from us one share of common stock at an exercise price of $6.00. Our units began publicly trading on April 12, 2007. Our warrants and common stock have traded separately since May 16, 2007. The public offering price of each unit was $8.00, and we generated gross proceeds of $100,000,000 in the initial public offering. Of the gross proceeds: (i) we deposited $95,300,000 into a trust account at JP Morgan Chase Bank, NA, maintained by American Stock Transfer & Trust Company, as trustee, which included $3,000,000 of contingent underwriting discount; (ii) the underwriters received $4,000,000 as underwriting discount (excluding the contingent underwriting discount); and (iii) we retained $600,000 for offering expenses, plus $100,000 for working capital. In addition, we deposited into the trust account $4,700,000 that we received from the issuance and sale of 4,700,000 warrants to Parkwood Holdings Ltd., an entity owned 37.5% by our Chairman, Gordon McMillan, 12.5% by our Chief Executive Officer, Andrew McKay and 50% by JovFunds Management Inc. The $100,000,000 held in the trust account will not be released until the earlier of (i) the completion of our initial business combination or (ii) our liquidation. Therefore, unless and until an initial business combination is consummated, the proceeds held in the trust account will not be available to us, other than up to $1,600,000 of interest income earned on the trust account balance, net of income taxes payable on such amount, which can be released to us to fund working capital requirements. For a more complete discussion of our financial information, see the section appearing elsewhere in our Annual Report on Form 10-K entitled "Selected Financial Data".

        Our management team has extensive experience in the financial services sector with a particular emphasis on the Canadian asset management industry. Gordon A. McMillan, our Chairman, has founded or co-founded four separate asset management firms in Canada and has overseen the sale of these firms to larger industry consolidators in Canada for aggregate sale proceeds in excess of C$100 million. Andrew A. McKay, our Chief Executive Officer was the founder and, until its recent sale, the Chief Executive Officer of JovFunds Management Inc. (formerly, Fairway Asset Management Corp.), or JovFunds, a Canadian manager of closed-end investment trusts and venture capital funds.

        Our board of directors includes Philip Armstrong, Robert C. Hain, Stephen T. Moore and Robert Penteliuk, who also have significant experience in the financial services sector. Mr. Armstrong is a Director of JovFunds and the President, Chief Executive Officer and a Director of Jovian Capital Corporation, a TSX Venture Exchange-listed company which invests in financial services companies and is the parent company of JovFunds. Mr. Hain was formerly the Chief Executive Officer of INVESCO

UK Ltd., one of the largest asset managers in the UK. Mr. Moore is currently a trustee of CI Financial Income Fund. Mr. Penteliuk is a principal of Genuity Capital Markets, a subsidiary of Genuity Financial Group and a registered broker dealer which provides merger, acquisition, valuation and strategic advisory services to the financial services and other industries.

        Messrs. McMillan, McKay, Armstrong, Hain, Moore and Penteliuk each have extensive relationships within the financial services sector, which we believe will provide us with access to a broad range of potential acquisition targets. However, the results of our management team's prior business ventures are not necessarily indicative of our company's future performance or results. In addition, whether or not any member of our management team remains with our company following our consummation of a business combination depends on whether or not each person is offered a management role with the resulting company in connection with our negotiation of the business combination. Our management's ability to remain with the company following consummation of a business combination will not be the determining factor in our decision whether or not to proceed with any particular potential business combination.

Industry Trends

        The global investment management industry is a large and growing industry. According to the Investment Company Institute, worldwide mutual fund assets totaled approximately $21.8 trillion at year-end 2006 compared with approximately $11.8 trillion in 1999, representing a 9.2% compound annual growth rate. In addition to the size and growth profile of the investment management sector, the industry continues to experience trends that we believe create investment opportunities. These trends, which we believe create opportunities for our company, are driven by developments in capital market conditions, client preferences, regulatory and industry economics. Specific trends include:

  •
  Differentiation of performance between passive and active managers, with active managers having more opportunities to create value in volatile markets;

  •
  Increased structured equity products that compete with asset managers will enhance future distribution for these products;

  •
  Developing prominence of hedge funds as an asset class has increased exposure of value creation through alternative asset management strategies to traditional public equity investors;

  •
  Benefits of economies of scale that favor large, diversified asset managers will advance strategies of continued growth through acquisitions; and

  •
  Increased regulatory requirements have increased costs for smaller asset managers.

        According to the Investment Company Institute, in 2006 North America comprised approximately 51% of worldwide mutual fund assets, with Canada as an attractive niche market and the United States as the largest market in the world. The investment management industry has grown significantly over the past 25 years in the United States. The Investment Company Institute estimates that 49.2% of all U.S. households owned mutual funds in 2006, compared with less than 6% in 1980.

        In Canada, according to Investor Economics Inc., a consultant to the Canadian financial services industry, the wealth management market, defined as financial instruments and investments held for the purposes of accumulating household financial wealth, totaled approximately C$1.9 trillion at the end of 2004 and is expected to grow at a compound annual growth rate of 7.8% to C$4.0 trillion by the end of 2014. According to the Investment Company Institute, the Canadian mutual fund market, with a record $566.3 billion in assets under management as of year-end 2006, generated 11.2% compound annual growth since 1999.

        In the United States, according to the Investment Company Institute, registered investment companies—mutual funds, exchange-traded funds, closed-end funds and unit investment trusts—

managed a record $11.2 trillion in assets at year-end 2006 compared with less than $200 billion in 1980, representing a 16.7% compound annual growth rate. According to the Investment Company Institute, the U.S mutual fund market, had $10.4 trillion in assets under management as of year-end 2006, making it the largest in the world and accounting for half of the mutual fund assets worldwide. Snapdata International Group estimates U.S. mutual fund assets will total approximately $12.8 trillion by 2010.

        The robust outlook for the investment management industry in North America mainly reflects changing demographics. During the next decade, the first generation of Baby Boomers will begin to retire, and we expect they will shift focus from a consumption oriented phase to a capital preservation phase. The risk of outliving retirement assets, or longevity risk, is a consumer concern that we expect will support further growth in the investment management industry. This further supports needs for retirement planning, inter-generational wealth transfer and succession planning for family owned businesses. We also expect that continued growth in personal income, a relatively low inflation environment and historically low interest rates will contribute to growth of the investment management industry.

Target Businesses/Sectors

        As the North American financial services industry continues to expand internationally over the next decade, we believe it will continue to be an important contributor to global economic growth and significant corporate profit growth is likely across the range of financial service sectors. Our universe of potential acquisition targets in the financial services industry includes, but is not limited to:

  •
  Asset management firms;

  •
  Brokerage firms;

  •
  Investment consultants;

  •
  Financial information and technology companies and other vendors to the financial industry;

  •
  Insurance underwriters and brokers;

  •
  Residential and commercial mortgage banking and servicing firms;

  •
  Specialty finance and leasing companies; and

  •
  Banks.

        Within the universe of potential targets set forth above, an important focus for us will be on certain industry sub-sectors including, but not limited to, those listed below.

  •
  Mutual fund managers—Mutual fund managers invest client assets in open-end and/or closed-end investment pools according to specific investment objectives and constraints outlined in each fund's prospectus.

  •
  High net worth managers—High net worth managers provide investment management and related services to high net worth individuals and families.

  •
  Institutional equity and fixed income managers—Institutional investment managers manage portfolios of equity, fixed income and other securities on behalf of institutional clients including, but not limited to, public and corporate pension plans, foundations and endowments.

  •
  Private equity and venture capital managers—Private equity and venture capital managers manage funds that are generally private partnerships that invest capital on behalf of qualified individuals and institutions in private and public companies.

  •
  Hedge funds and hedge funds of funds managers—Hedge funds aggressively manage portfolios on behalf of qualified individual and institutional investors that invest in both conservative and speculative opportunities. A hedge fund of funds is a portfolio of investments in selected hedge funds.

  •
  Financial planning firms—Financial planning firms work with clients to identify and achieve financial objectives, including asset allocation, investment management and tax, estate and retirement planning.

  •
  Real estate investment managers, property managers and brokers—Real estate investment managers buy, manage and sell real estate properties on behalf of separate account clients and commingled investment pools. Real estate property managers oversee the day-to-day operations and business plans for real estate properties. Real estate brokers generate commissions for arranging sales and leases of real estate properties.

  •
  Retail and institutional brokerage firms—Brokerage firms provide investment advice, trade execution services, investment research and other services to individual and institutional clients, typically in return for commissions.

  •
  Specialty trading companies—Specialty trading companies execute trades on behalf of third parties and their own accounts and may focus on (i) financial instruments including stocks, bonds and currencies and (ii) physical commodities including industrial metals, chemicals, energy and timber and the derivative contracts related to these assets.

        Our sources of revenue will be determined by the initial business combination that we complete. However, it is anticipated that our revenues will be derived from a variety of sources including primarily portfolio management fees based upon assets under management, investment administration fees and fees derived from the execution of trades.

Our Competitive Advantages

Management Experience

        Our management team has extensive experience in the financial services sector with a particular emphasis on the Canadian asset management industry. Gordon A. McMillan, our Chairman, has founded or co-founded four separate asset management firms in Canada and has overseen the sale of these firms to larger industry consolidators in Canada for aggregate sale proceeds in excess of C$100 million. Andrew A. McKay, our Chief Executive Officer was the founder and, until its recent sale, the Chief Executive Officer of Fairway Asset Management Corp. (now, JovFunds Management Inc.), a Canadian manager of closed-end investment trusts and venture capital funds. JovFunds is also one of our initial stockholders.

        Our board of directors includes Philip Armstrong, Robert C. Hain, Stephen T. Moore and Robert Penteliuk, who also have significant experience in the financial services sector. Mr. Armstrong is the President, Chief Executive Officer and a Director of Jovian Capital Corporation, a TSX Venture Exchange-listed company which invests in financial services companies and is a director of JovFunds. Mr. Hain is the Chairman of City Financial Investment Company Limited, a London based investment firm primarily focused on providing mutual funds to individual investors in the United Kingdom, Europe and the Middle East and until 2004, was the Chief Executive Officer of INVESCO UK Ltd., one of the largest asset managers in the UK. Mr. Moore has held a number of positions in the financial services industry during the past 27 years and is currently a trustee of CI Financial Income Fund. Mr. Penteliuk is a principal of Genuity Capital Markets, a subsidiary of Genuity Financial Group and a registered broker dealer which provides merger, acquisition, valuation and strategic advisory services to the financial services and other industries.

        Messrs. McMillan, McKay, Armstrong, Hain, Moore and Penteliuk each have extensive relationships within the financial services sector, which we believe will provide us with access to a broad range of potential acquisition targets. However, the results of our management team's prior business ventures are not necessarily indicative of our company's future performance or results. Additionally, we have engaged a consultant to help us conduct our assessment of potential acquisition targets.

Attractive Proposition to Target Business

        We believe that potential acquisition targets may favor us over some other potential purchasers of their businesses, venture capital funds, leveraged buyout funds, operating businesses and other entities and individuals, both foreign and domestic, for the following reasons:

  •
  We believe that potential acquisition targets may favor us over many large financial platforms because our Chairman, our Chief Executive Officer and our directors have extensive experience as entrepreneurs in the financial services sector and may be perceived as being better able to appreciate the culture and motivation that helps to make smaller, entrepreneurial firms successful.

  •
  We believe that potential acquisition targets may favor us over venture capital funds, leveraged buyout funds and other private equity funds because most of these funds have a finite life, which generally requires the fund to effect a liquidity event, such as a sale, refinancing or public offering, for portfolio companies in order to return capital to investors. Our capital structure will not require us to effect these liquidity events at any particular time.

  •
  We believe that potential acquisition targets may favor us over many large financial platforms, which may include, but are not limited to, banks, insurance companies or other holding companies, because we will not integrate the operations of our initial acquisition target into an existing environment and corporate culture with pre-existing methods of doing business, as is common with acquisitions by large financial platforms.

Consummating a Business Combination

General

        We were formed to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination, one or more businesses engaged in the financial services industry. We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize the cash derived from our initial public offering, our capital stock or a combination of these in consummating a business combination. Although substantially all of the net proceeds of our initial public offering are intended to be applied generally toward consummating a business combination, the proceeds are not otherwise designated for any more specific purposes. Accordingly, investors in our company are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations.

        Subject to the requirement that our business combination must be with a target acquisition having a fair market value that is at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' discount) at the time of such acquisition, there are no limitations on the type of investments we can make or the percentage of our total assets that may be invested in any one investment. Accordingly, other than the requirement that our business combination must be with a target acquisition having a fair market value that is at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' discount) at the time of such acquisition, our investment policies may be changed from time to time at the discretion of our board of directors, without a vote of our stockholders. Additionally, no limits have been set on the concentration of investments in any location or type of market.

        We are focusing our acquisition efforts primarily in the financial services industry. We believe that our management team and board of directors have the industry knowledge and relationships to source and execute acquisitions that will create above average stockholder returns.

        Prior to consummation of our initial business combination, we are seeking to have all third parties, including any vendors, prospective target businesses and other entities with whom we engage in business, enter into agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. In the event that a third party refuses to enter into such a waiver, our decision to engage that third party would be based on our management's determination that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to enter into such a waiver.

We have not consummated any business combination

        We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. However, as of the date of filing of this report we have not consummated any business combination. Subject to the requirement that our initial business combination must be with one or more businesses with an aggregate fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' discount) at the time of the business combination, we have virtually unrestricted flexibility in identifying and selecting prospective target business candidates. Accordingly, investors have no basis to evaluate the possible merits or risks of the target businesses with which we may ultimately complete a business combination. Our acquisition criteria are similar to those of other blank check companies, except that we intend to acquire a business in the financial services industry.

Sources of target business

        We believe that there are numerous acquisition candidates in the financial services industry. Unaffiliated sources may introduce us to target acquisitions they think we may be interested in on an unsolicited basis. Our officers and directors and their affiliates, may bring to our attention target candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have. In no event will we pay any of our existing officers, directors or private stockholders any finder's fee, consulting fee or other compensation prior to, or for any services they render in order to consummate a business combination, provided, however, that, although no agreement or arrangement is currently in place or contemplated, Genuity Financial Group or its subsidiaries (affiliated with our director Robert Penteliuk) are not prohibited from earning a fee in connection with our initial business combination.

Selection of target acquisition and structuring of a business combination

        Subject to the requirement that our business combination must be with a target acquisition having a fair market value that is at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' discount) at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting prospective target acquisitions. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target acquisitions. In evaluating a prospective target acquisition, our management will consider, among other factors, the following:

  •
  companies with strong growth prospects and/or cost reduction opportunities with a need for capital;

  •
  demonstrated track records of growth in revenues and cash flow;

  •
  involvement in an industry that lacks companies with dominant market share;

  •
  well-developed risk management culture and willingness to expand;

  •
  a market which requires a high degree of financial or technical skills and resources to enter the market; and/or

  •
  experienced management groups with operating experience growing financial services companies.

        These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in consummating a business combination consistent with our business objective. In the case of all possible acquisitions, we will seek to determine whether the transaction is advisable and in the best interests of us and our stockholders. We believe it is possible that our attractiveness as a potential buyer of businesses may increase after the consummation of an initial transaction and there may or may not be additional acquisition opportunities as we grow and integrate our acquisitions. We may or may not make future acquisitions. Fundamentally, however, we believe that, following consummation of an initial business combination, we could learn of, identify and analyze acquisition targets in the same way after an initial transaction as we will before an initial transaction. To the extent we are able to identify multiple acquisition targets and options as to which business or assets to acquire as part of an initial transaction, we intend to seek to consummate the acquisition which is most attractive and provides the greatest opportunity for creating stockholder value. The determination of which entity is the most attractive would be based on our analysis of a variety of factors, including whether such acquisition would be in the best interests of our stockholders, the purchase price, the terms of the sale, the perceived quality of the assets and the likelihood that the transaction will close.

Fair market value of target acquisition

        The initial target acquisition that we acquire must have a fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' deferred discount) at the time of such acquisition, subject to the conversion rights described below, although we may acquire a target acquisition whose fair market value significantly exceeds 80% of our net assets. To accomplish this, we may seek to raise additional funds through credit facilities or other secured financings or a private offering of debt or equity securities if such funds are required to consummate such a business combination, although we have not entered into any such fund raising arrangement and do not currently anticipate effecting such a financing other than in connection with the consummation of the business combination. The fair market value of our initial target acquisition will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target acquisition has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent third party appraiser, which may or may not be an investment banking firm that is a member of FINRA with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from a third party as to the fair market value if our board of directors independently determines that the target acquisition complies with the 80% threshold unless there is a conflict of interest with respect to the transaction. Nevertheless we reserve the right to obtain an opinion from an unaffiliated, independent third party appraiser if we deem it appropriate, for example, in the event of a potential conflict of interest.

        Although neither our second amended and restated certificate of incorporation nor Delaware law prohibit us from infusing an acquisition target with our own capital prior to an acquisition to enable the acquisition to meet the 80% of our net assets threshold for its fair market value, we will not do so.

We believe this provision to be an obligation of our company to its stockholders and that investors will make a decision about investing in our company, relying, at least in part, on this provision.

Possible lack of business diversification

        Our business combination must be with a target acquisition which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is possible that we may only have the ability to consummate a single business combination. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities that may have the resources to consummate several business combinations of entities or assets operating in multiple industries or multiple areas of a single industry, it is possible that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

  •
  subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

  •
  result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

        In the event we ultimately determine to simultaneously acquire several businesses or assets and those businesses or assets are owned by different sellers, we may need for each of those sellers to agree that our purchase of its businesses or assets is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to consummate the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the properties or assets into a single operating business.

Limited ability to evaluate the target business' management

        Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of consummating a business combination, we cannot assure investors that our assessment of the target business' management will prove to be correct. Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure investors that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

        Prior to the consummation of our business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with any such transaction, we will also submit to our stockholders for approval a proposal to amend our second amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of a business combination. Any vote to extend the corporate life to continue perpetually following the consummation of a business combination will be taken only if the business combination is approved. We will only consummate a business combination if stockholders vote both in favor of the business combination and an amendment to extend our corporate life. In connection with seeking stockholder approval of a business combination and the extension of our corporate existence, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities

Exchange Act of 1934, as amended, or the Exchange Act, which, among other matters, will include a description of the operations of the target business and historical financial statements of the business.

        In connection with the vote required for any business combination, our private stockholders will have agreed, pursuant to letter agreements entered into prior to the consummation of the offering, to vote all of the shares of common stock owned by them immediately prior to the offering in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement shall not apply to shares included in units purchased in the offering or purchased following the offering in the open market by our private stockholders. Accordingly, they may vote these shares on a proposed business combination any way they choose. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 30% of the shares sold in the offering both exercise their conversion rights and vote against the business combination.

        Following the consummation of our business combination, unless required by Delaware law, the federal securities laws, and the rules and regulations promulgated thereunder, or the rules and regulations of an exchange upon which our securities are listed, we do not presently intend to seek stockholder approval for any subsequent acquisitions.

Conversion rights

        At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated. Our private stockholders will not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly, prior to the offering; they will have the right with respect to any shares of our common stock that they may acquire in connection with or following the offering. The actual per-share conversion price will be equal to the amount in the trust account (including a pro rata portion of the underwriters' discount), which shall include $4,700,000 from the private sale of warrants, net of (1) income taxes payable on the interest income on the trust account, and (2) up to $1,600,000 of interest income earned on the trust account balance, net of income taxes payable on this amount, released to us to fund working capital requirements (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of units sold in the offering. Without taking into account any interest earned on the trust account, the initial per-share conversion price would be $8.00. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and consummated. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after consummation of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise any warrants that they still hold. We will not consummate any business combination if public stockholders owning 30% or more of the shares sold in the offering both exercise their conversion rights and vote against the business combination.

Dissolution and/or liquidation if no business combination

        If we do not consummate a business combination by October 17, 2008, or if a letter of intent, agreement in principle or definitive agreement has not been executed by such date, our second amended and restated certificate of incorporation provides that our corporate powers will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation, and we will not be able to engage in any other business activities. Pursuant to Delaware law, our dissolution also requires the affirmative vote of stockholders owning a majority of our then outstanding common stock. In order to solicit such stockholder approval, (i) our board of directors will cause to be prepared a preliminary proxy statement setting forth the board of directors' recommendation that we dissolve; (ii) we would expect that on the date that the board of directors adopts such recommendation, we would file the preliminary proxy statement with the Securities and Exchange Commission, or SEC; (iii) if the SEC does not review the preliminary proxy statement, then approximately 10 days following the filing of the preliminary proxy statement, we will mail a definitive proxy statement to our stockholders, and approximately 30 days following the date of such mailing we will convene a meeting of our stockholders at which they will either approve or reject our dissolution; and (iv) if the SEC does review the preliminary proxy statement, we currently estimate that we will receive their comments approximately 30 days following the filing of the preliminary proxy statement. We will mail a definitive proxy statement to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty), and we will convene a meeting of our stockholders at which they will either approve or reject our dissolution. In the event that we do not initially obtain approval for our dissolution by stockholders owning a majority of our outstanding common stock, we will continue to take all reasonable actions to obtain such approval, which may include adjourning the meeting from time to time to allow us to obtain the required vote and retaining a proxy solicitation firm to assist us in obtaining such vote. However, we cannot guarantee that our stockholders will approve our dissolution in a timely manner or at all. However, in any event, our second amended and restated certificate of incorporation also provides that our corporate existence will cease on April 17, 2009 except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to obtain formal stockholder approval of our dissolution and liquidation and to file a certificate of dissolution with the Delaware Secretary of State.

        Assuming our dissolution is approved by our directors and stockholders in accordance with Delaware law or upon our liquidation following the cessation of our corporate existence, holders of our common stock will be entitled to receive their proportionate share of the trust account (including any interest, net of taxes, and the deferred underwriting discount). In addition, such holders will be entitled to receive a pro rata portion of our remaining assets not held in the trust account, less amounts we pay, or reserve to pay, for all of our liabilities and obligations. These liabilities and obligations include our corporate expenses arising during our remaining existence and the costs associated with our dissolution and liquidation. Our corporate expenses are expected to be primarily associated with preparation for and conduct of our special meeting of stockholders and our continuing public reporting obligations, including legal services, proxy soliciting firms, services of our independent public accounting firm as well as legal fees we may incur in the event of disputes with any claimants or creditors. To the extent that funds reserved to pay liabilities or obligations are not subsequently used for such purpose, the funds will be available for distribution to our holders of common stock or for ongoing corporate expenses including costs of our dissolution and liquidation during our remaining existence.

        Our private stockholders have waived their rights to participate in any distribution with respect to shares of common stock owned by them immediately prior to our initial public offering upon our dissolution and/or liquidation prior to a business combination. In addition, the underwriters have agreed to waive their rights to $3,000,000 of deferred underwriting discounts and commissions deposited in the trust account in the event we do not timely consummate a business combination and dissolve and/or liquidate. There will be no distribution from the trust account with respect to our outstanding warrants, which will expire worthless if we dissolve and/or liquidate before the consummation of a business combination.

        Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder's pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although, if we dissolve and liquidate prior to our corporation ceasing to exist in accordance with our second amended and restated certificate of incorporation, we will make liquidating distributions to our stockholders as soon as reasonably possible as part of our plan of dissolution and distribution, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our service providers (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, we intend to have all providers of goods and services, prospective target businesses and other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. For further information on the statutory dissolution procedures, see "Proposed Business—Consummating a Business Combination—Dissolution and/or liquidation if no business combination."

        If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $8.00 (of which approximately $0.24 per share is attributable to the underwriters' discount). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, if any, which could have higher priority than the claims of our public stockholders. These creditors could include our directors and officers to the extent they are entitled to indemnification under our second amended and restated certificate of incorporation. We cannot assure investors that the actual per-share liquidation price will not be less than $8.00, plus interest (net of taxes payable, which taxes, if any, should be paid from the trust account, and net of any amounts that may be released to us to fund our working capital requirements), due to claims of creditors. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party's engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Gordon A. McMillan, Andrew A. McKay and JovFunds each have jointly and severally entered into a binding agreement stating that if we dissolve and/or liquidate prior to a business combination, they will be liable to ensure that the proceeds in the trust account are not reduced by the claims of vendors for services rendered or products sold to us, as well as claims of prospective target businesses for fees and expenses of third parties that we agree in writing to pay in the event we do not consummate a combination with such business in excess of the net proceeds of our initial public offering not held in the trust account. Additionally, the underwriters have agreed to forfeit any rights or claims against the proceeds held in the trust account which includes a portion of their underwriters' discount. We cannot assure investors, however, that Messrs. McMillan and McKay and JovFunds would be able to satisfy such obligations.

        If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure investors we will be able to return to our public stockholders at least $8.00 per share. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a "preferential transfer" or a "fraudulent conveyance." As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after April 17, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure investors that claims will not be brought against us for these reasons.

        Our public stockholders will be entitled to receive funds from the trust account only in the event of our dissolution and/or liquidation or if they seek to convert their respective shares into cash upon a business combination which those stockholders voted against and which is consummated by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. Voting against the business combination alone will not result in conversion of a stockholder's shares into a pro rata share of the trust account. The stockholder must have also exercised his, her or its conversion rights described above.

Second Amended and Restated Certificate of Incorporation

        Our second amended and restated certificate of incorporation provides that our corporate existence will cease on April 17, 2009 and thereafter our activities will be limited to winding up our affairs and liquidating in accordance with Section 278 of the Delaware General Corporation Law. This provision may be amended to extend our corporate existence only in connection with a proposal to our stockholders to approve a business combination. In addition, our second amended and restated certificate of incorporation contains certain requirements and restrictions that apply to us until the consummation of a business combination. Pursuant to our second amended and restated certificate of incorporation, these conditions cannot be amended without the consent of 95% in interest of our stockholders. Specifically, our second amended and restated certificate of incorporation provides, among other things, that:

  •
  upon consummation of our initial public offering, a certain amount of the offering proceeds would be placed into the trust account, which proceeds may not be disbursed from the trust account except in connection with a business combination or thereafter, upon our dissolution and liquidation or as otherwise permitted in the second amended and restated certificate of incorporation;

  •
  prior to the consummation of a business combination, we will submit the business combination to our stockholders for approval;

  •
  we may consummate the business combination if approved and public stockholders owning less than 30% of the shares sold in the offering vote against the business combination and exercise their conversion rights;

  •
  if a business combination is approved and consummated, public stockholders who voted against the business combination may exercise their conversion rights and receive their pro rata share of the trust account;

  •
  if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the time periods specified therein, our corporate purposes and powers will immediately thereupon be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation, and we will not be able to engage in any other business activities;

  •
  upon our dissolution, we will distribute to our public stockholders their pro rata share of the trust account in accordance with the trust agreement and the requirements of the Delaware General Corporation Law; and

  •
  we may not consummate any other merger, acquisition, asset purchase or similar transaction prior to the business combination.

        Pursuant to the underwriting agreement that we entered into with the underwriters in connection with our initial public offering, we agreed not to take any action to amend or modify the provisions set forth in the foregoing paragraph prior to the consummation of a business combination. While our board of directors is not prohibited by either Delaware law or our second amended and restated certificate of incorporation from amending these provisions prior to consummation of a business combination if we obtain the consent of holders of 95% of our common stock, or from amending the underwriting agreement to eliminate these prohibitions, we believe these provisions to be obligations of our company to its stockholders and that investors will make an investment in our company relying, at least in part, on the enforceability of the rights and obligations set forth in these provisions including, without limitation, the agreement regarding any amendment or modification of such provisions. As a result, the board of directors will not, and pursuant to the underwriting agreement (which the company will not amend to allow) cannot, at any time prior to the consummation of a business combination, propose any amendment to or modification of our second amended and restated certificate of incorporation relating to any of the foregoing provisions and will not support, directly or indirectly, or in any way endorse or recommend that stockholders approve an amendment or modification to such provisions.

Competition

        We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), and other blank check companies. Many of these individuals and entities are well established and have extensive experience identifying and consummating business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target acquisitions that we could acquire, our ability to compete in acquiring certain sizable target acquisitions will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target. Further, the following may not be viewed favorably by certain targets:

  •
  our obligation to seek stockholder approval of a business combination may delay the consummation of a transaction;

  •
  our obligation to convert into cash shares of common stock held by our public stockholders to such holders that both vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination; and

  •
  our outstanding warrants and option, and the potential future dilution they represent.

        Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target acquisition with significant growth potential on favorable terms.

        If we succeed in consummating a business combination, there will be, in all likelihood, intense competition from competitors of the target acquisition. We cannot assure investors that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Regulation

        The Canadian Competition Act provides that pre-merger notification filings must be submitted in connection with mergers that meet certain asset and revenue thresholds, including where the assets or revenues of an acquired business exceed C$50,000,000. A transaction cannot ordinarily close until the expiration of a waiting period of either 14 or 42 days following notification, depending on the type of filing submitted, unless the parties obtain an advance ruling certificate. Moreover, acquisitions of Canadian businesses by non-Canadians may be subject to review by Industry Canada and Ministerial approval; in the case of an investment to acquire control of a Canadian business that provides any financial service, the threshold for such review is C$5,000,000. In addition, acquisitions of financial services companies are often subject to significant regulatory requirements and consents, possibly in advance of transaction consummation, and we will not be able to consummate a business combination with certain types of financial services companies without complying with applicable laws and regulations and obtaining required governmental and other necessary third party consents. For example, if we were to attempt to acquire or acquire control of an investment dealer or adviser in Canada, the prior approval of the applicable securities regulatory authorities in Canada would be required. In addition, if we were to attempt to acquire or acquire control of an investment management firm in Canada, we would be required to give notice to the firm's investment management clients; whereas, in the United States, we would have to obtain consents of the firm's investment management clients or enter into new contracts with them. There is no assurance that we would be able to obtain such consents or maintain existing or enter into new contracts. Similarly, if we were to attempt to acquire certain banks, we would be required to obtain the approvals of, in Canada, the Office of the

Superintendent of Financial Institutions) and, in the United States, of relevant federal and state banking agencies, which may include the Board of Governors of the Federal Reserve Systems, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Office of Thrift Supervision and/or state banking commissions. In determining whether to approve applications we may file, the agencies will consider a number of factors including, but not limited to, our current and pro forma financial condition and that of the target, as well as the target's compliance with the Community Reinvestment Act and the USA PATRIOT Act. In addition, even if the applications are approved, federal and state banking regulators may impose conditions on the consummation of any transaction. If our acquisition target were an insurance company, in Canada, it would be necessary to obtain the approval of the Minister of Finance (by way of application to the Office of the Superintendent of Financial Institutions) in the case of a federally-regulated insurance company and the applicable provincial insurance regulator in the case of provincially-incorporated insurance companies and, in the United States, state insurance regulators or commissioners in the locations where the insurance company is domiciled would review an acquisition transaction and could prevent it by withholding their consent. Similar approvals would be required in the case of an acquisition of an insurance holding company. The acquisition of a business in other sectors of the financial services industry may require similar approvals or consents.

        In addition, in connection with seeking prior approval for an acquisition of a bank or insurance company in the United States or providing notice of change to such company, any individual or entity holding a 10% or greater interest in our equity may be required to participate as notificants or applicants. Moreover, any bank holding company with a 5% or greater interest in our equity may be independently required to seek approval to retain such interest following our acquisition of certain types of banks. In Canada, any individual or entity seeking to acquire more than 10% of any class of shares of a bank or federally-regulated insurance company or bank or insurance holding company must first obtain approval of the Minister of Finance (by way of application to the Office of Superintendent of Financial Institutions). Moreover, there are different ownership restrictions based on size thresholds that are applicable to larger banks and insurance companies. In the United States, there exists a presumption of "control" when an acquiring party acquires 10% or more (5% or more in the case of Florida) of the voting securities of an insurance company or insurance holding company. Therefore, any person acquiring 10% or more (5% or more, in the case of Florida) of common stock or other voting securities of such a company would need the prior approval of the state insurance regulators in the state or states in which such company is domiciled or commercially domiciled.

        We may not receive any such required approvals or we may not receive them in a timely manner, which may be a result of factors or matters beyond our control. Satisfying any requirements of regulatory agencies may delay the date of our consummation of our initial business combination beyond the required time frame (October 17, 2008 or April 17, 2009 if a letter of intent, agreement in principle or a definitive agreement has been executed by October 17, 2008 and our initial business combination relating thereto has not yet been consummated by October 17, 2008). If we fail to consummate our initial business combination within the required time frame, we will be forced to dissolve and/or liquidate.

        Because we intend to acquire, or acquire control of, one or more operating businesses in the financial services industry, following our initial business combination, we will become subject to the regulatory regimes that govern the business or businesses we acquire. The financial services industry is subject to extensive regulation. Many regulators, including U.S., Canadian and other government agencies and self-regulatory organizations, as well as state and provincial securities commissions, insurance regulators and attorneys general, are empowered to conduct administrative proceedings and investigations that can result in, among other things, censure, fine, the issuance of administrative orders such as orders denying exemptions, cease-and-desist orders, prohibitions against engaging in some lines of business, suspension or termination of licenses or the suspension or expulsion of a dealer, broker-

dealer, investment adviser or insurance distributor. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers, policy holders and other third parties who deal with financial services firms and are not designed to protect our stockholders. Regulations and investigations may result in limitations on our activities; such as the restrictions imposed on several leading securities firms as part of a settlement these firms reached with federal and state securities regulators and self-regulatory organizations in 2003 to resolve investigations into equity research analysts' alleged conflicts of interest.

        Banks domiciled or operating in the United States and their holding companies are subject to extensive regulation and supervision by applicable federal and state banking agencies. Many of these regulations are intended to protect parties other than stockholders, such as depositors. If we were to acquire a bank, these regulations may limit our operations significantly and control the methods by which we conduct our business, including our lending practices, capital structure, investment practices and dividend policy. In addition, banks and their holding companies generally are subject to rigorous capital requirements and may be examined on a regular basis for their general safety and soundness and compliance with various federal and state legal regimes, including, but not limited to, the Community Reinvestment Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement and Procedures Act, the Fair Credit Reporting Act and the Bank Secrecy Act, as amended by the USA PATRIOT Act. Failure to comply with these requirements or receive a satisfactory examination may subject a bank to informal or formal agreements, such as a memorandum of understanding, deferred prosecution agreement or cease-and-desist order, and may also result in the assessment of civil monetary penalties or the limitation of expansionary activities at both the bank and holding company levels. Canadian banks and their stockholders are subject to similar extensive regulation and supervision relating to conduct of business, capital requirements, safety and soundness and compliance.

        Governmental and self-regulatory organizations, including, in Canada, provincial securities commissions such as the Ontario Securities Commission, the Investment Dealers' Association and the Mutual Fund Dealers' Association, and, in the United States, the SEC, FINRA and national securities exchanges such as the American Stock Exchange and the New York Stock Exchange, impose and enforce regulations on financial services companies. In both Canada and the U.S., broker-dealers, investment banking firms, investment advisers and similar self-regulatory organizations adopt rules, subject to approval by the applicable Canadian securities regulatory authorities and the SEC, respectively, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered investment dealers, broker-dealers and investment advisers. For example, Canadian investment dealers and U.S. broker-dealers are subject to rules and regulations that cover all aspects of the securities business including sales methods and trade practices; use and safekeeping of customer funds and securities; capital structures; recordkeeping; the preparation of research; the extension of credit and the conduct of officers and employees. The types of regulations to which investment advisers are subject are also extensive and include: minimum capital requirements (under Canadian provincial securities law), recordkeeping; fee arrangements; client disclosure; custody of customer assets; and the conduct of officers and employees. In addition, investment advisors and dealers are subject to anti-money laundering and privacy legislation.

        The Investment Dealers' Association, applicable Canadian securities regulatory authorities, the SEC, FINRA and various regulatory agencies also have stringent rules with respect to the maintenance of specific levels of net capital by securities brokerage firms. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the applicable Canadian securities regulatory authorities, the SEC and suspension or expulsion from the Investment Dealers' Association and the FINRA and other regulatory bodies, which ultimately could prevent any investment dealers or broker-dealers that we acquire or acquire control of from performing as an investment dealer or broker-dealer. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against net capital could limit the operations of investment dealers or broker-dealers, which could harm our business if we were to consummate a business combination with a securities brokerage firm. Similar capital requirements apply to Canadian insurance companies. In the United States, under laws adopted by individual states, insurers engaged in certain lines of business are subject to risk based capital requirements. Insurers having less total adjusted capital than that required under the risk based capital laws are subject to varying degrees of regulatory action, depending on the level of capital inadequacy. Maintaining appropriate levels of statutory surplus is also considered important by state insurance regulatory authorities. Failure by an insurance company to maintain certain levels of statutory surplus could result in increased regulatory scrutiny and enforcement.

        In addition, insurance companies are subject to extensive regulation and supervision in the jurisdictions in which they do business. For example, in the United States, state insurance departments have broad powers with respect to such things as: licensing companies to transact business; authorizing lines of business; imposing dividend limitations; licensing agents and distributors of insurance products; restricting companies' ability to enter and exit markets; mandating certain insurance benefits; restricting companies' ability to terminate or cancel coverage; requiring companies to provide certain types of coverage; regulating premium rates, including the ability to increase premium rates; approving policy forms; regulating trade, marketing, sales and claims practices; imposing privacy requirements; establishing reserve requirements and solvency standards; restricting certain transactions between affiliates; and regulating the type, amounts and valuation of investments.

        The regulatory environment in which we will operate is also subject to modifications and further regulations. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to us also may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes. For example, in the United States recently the insurance industry has been subject to a significant level of scrutiny by various regulatory bodies, including state attorneys general and insurance departments, concerning certain practices within the insurance industry. These practices include, without limitation, the receipt of contingent commissions by insurance brokers and agents from insurance companies and the extent to which such compensation has been disclosed, bid rigging and related matters. As a result of these and related matters, including actions taken by the New York State Attorney General, there have been a number of proposals to modify various state and provincial laws and regulations and industry practices and guidelines regarding insurance agents and brokers, including proposals by the National Association of Insurance Commissioners, that could impose additional legal obligations, including disclosure obligations, on us if we were to offer insurance or other financial products.

Facilities

        We maintain our principal executive offices at BCE Place, 181 Bay Street, Suite 2040, Toronto, Ontario, Canada M5J 2T3. The cost for this approximately 1,500 square feet of space is included in the $7,500 monthly fee that Parkwood Holdings Ltd., a company that is wholly owned by Messrs. McMillan and McKay and JovFunds, or an affiliate of Parkwood Holdings Ltd., will charge us for general and administrative services, including office space, utilities and administrative support, commencing on the effective date of our initial public offering and terminating upon consummation of our business combination or the distribution of the trust account to our public stockholders. We believe, based on fees for similar services in the Toronto, Ontario metropolitan area, that the fee charged by Parkwood Holdings Ltd., or an affiliate of Parkwood Holdings, Ltd., is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

        We have three executive officers. None of our officers, upon whom we will be dependent prior to consummating a business combination, has entered into an employment agreement with us and none are obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target acquisition has been selected for the business combination and the stage of the business combination process we are in. Accordingly, once management locates a suitable target acquisition to acquire they will spend more time investigating such target acquisition and negotiating and processing the business combination (and consequently more time to our affairs) than they would prior to locating a suitable target acquisition. Additionally, we have engaged a consultant to help us conduct our assessment of potential acquisition targets. We do not intend to have any full time employees prior to the consummation of a business combination.

Legal Proceedings

        To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Code of Ethics

        We have adopted a code of ethics that applies to directors, officers and employees and which can be found on our website at www.tailwindfc.com.

Available Information

        We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. We provide access free of charge to these materials on our website at www.tailwindfc.com as soon as reasonably practicable after filing with the SEC and will provide, at no additional charge, copies of these reports, proxy and information statements and other information upon request to our address at BCE Place, 181 Bay Street, Suite 2040, Toronto, Ontario, Canada M5J 2T3, or by telephone at (416) 601-2422. These reports, proxy statements and other information, and related exhibits and schedules may also be inspected and copied at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available at http://www.sec.gov.

ITEM 1A. RISK FACTORS

        Investing in our securities involves a high degree of risk. Prospective investors should carefully consider the following risk factors and all other information contained in this prospectus before making a decision to invest in our units. The risks and uncertainties described below are not the only ones facing us. Subject to our initial objective of acquiring a business in the financial services industry, we have not yet selected a target business with which to consummate a business combination. As a result, we are unable to ascertain the merits or risks of the business in which we may ultimately operate. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and an investor could lose all or part of his investment.

Risks Related to Our Business

We are a development stage company with no operating history and, accordingly, there is no basis on which to evaluate our ability to achieve our business objective.

        We are a development stage company with no operating results to date. Therefore, our ability to begin operations is dependent upon obtaining financing through the public offering of our securities. Since we do not have an operating history, there is no basis upon which to evaluate our ability to achieve our business objective, which is to consummate a business combination. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are forced to dissolve and/or liquidate before a business combination and distribute the trust account, our public stockholders may receive less than $8.00 per share and our warrants will expire worthless.

        We must consummate a business combination with a fair market value of at least 80% of our net assets at the time of acquisition (excluding the amount held in the trust account representing a portion of the underwriters' discount), or $77,600,000, excluding accrued interest not released to us to fund working capital requirements, or execute a letter of intent agreement in principle or definitive agreement by October 17, 2008 and, in any event, our corporate existence will cease on April 17, 2009 if we do not obtain stockholder approval to extend our existence in connection with the approval of a business combination. If we are unable to consummate a business combination within the prescribed time frames and are forced to dissolve and/or liquidate our assets, the per-share liquidation distribution may be less than $8.00. Furthermore, there will be no distribution from the trust account with respect to our outstanding warrants which will expire worthless if we dissolve and/or liquidate before the consummation of a business combination.

If we are unable to find a suitable target acquisition that would result in a business combination, the funds being held in the trust account may not be returned to investors for quite some time.

        We may not be able to find a suitable target acquisition which would result in a business combination. In such event, we will not be required to dissolve and liquidate until October 17, 2008, although our corporate existence will cease in any event on April 17, 2009 except for the purposes of winding up our affairs and liquidating pursuant for Section 278 of the Delaware General Corporation Law. As a result, in the event we fail to find a suitable target acquisition, the funds being held in the trust account may not be returned to investors for as long as two years plus the time required to effect our dissolution and/or liquidation.

If we do not timely consummate a business combination or execute a letter of intent, agreement in principle or definitive agreement by the October 17, 2008 deadline, we will be required to dissolve, but such dissolution requires the approval of holders of a majority of our outstanding stock in accordance with Delaware law. Without this stockholder approval, we will not be able to dissolve and liquidate until at least after our corporate existence ceases on April 17, 2009.

        If we do not consummate a business combination or execute a letter of intent, agreement in principle or definitive agreement by the October 17, 2008 deadline, our second amended and restated certificate of incorporation provides that our corporate powers will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation, and we will not be able to engage in any other business activities. Pursuant to Delaware law, our dissolution also requires the affirmative vote of stockholders owning a majority of our then outstanding common stock. In order to solicit such stockholder approval: (i) our board of directors will cause to be prepared a preliminary proxy statement setting forth the board of directors' recommendation that we dissolve; (ii) we would expect that on the date that the board of directors adopts such recommendation, we would file the preliminary proxy statement with the SEC; (iii) if the SEC does not review or notify us that they will review the preliminary proxy statement, then approximately 10 days following the filing of the preliminary proxy statement, we will mail a definitive proxy statement to our stockholders, and approximately 30 days following the date of such mailing we will convene a meeting of our stockholders at which they will either approve or reject our dissolution; and (iv) if the SEC does review the preliminary proxy statement, we currently estimate that we will receive their comments approximately 30 days following the filing of the preliminary proxy statement. We will mail a definitive proxy statement to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty), and we will convene a meeting of our stockholders at which they will either approve or reject our dissolution.

        In the event that we do not initially obtain approval for our dissolution by stockholders owning a majority of our outstanding common stock, we will continue to take all reasonable actions to obtain such approval, which may include adjourning the meeting from time to time to allow us to obtain the required vote and retaining a proxy solicitation firm to assist us in obtaining such vote. However, we cannot guarantee that our stockholders will approve our dissolution in a timely manner or ever approve our dissolution. If we are not able to obtain approval from a majority of our stockholders, we cannot liquidate until at least April 17, 2009 and we will not be able to distribute funds from our trust account to holders of our common stock sold in the offering until after such date.

If the proceeds to us from our initial public offering not held in the trust account together with interest earned on the trust account available to us are insufficient to allow us to operate until at least April 17, 2009, we may not be able to consummate a business combination.

        We currently believe that the funds outside the trust account available to us from the proceeds of our initial public offering together with up to $1,600,000 of interest earned on the trust account that may be released to us will be sufficient to allow us to operate until at least April 17, 2009, assuming that a business combination is not consummated during that time. However, we cannot assure investors that our estimates will be accurate. We could use a portion of these funds to pay due diligence costs in connection with a potential business combination or to pay fees to consultants to assist us with our search for a target acquisition. We could also use a portion of these funds as a down payment or to fund a "no-shop" provision (a provision in letters of intent designed to keep target acquisitions from "shopping" around for transactions with others on terms more favorable to such target acquisitions) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into such a letter of intent where we paid for the right to receive exclusivity from a target acquisition and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to any other potential target acquisitions.

Investors will not be entitled to protections normally afforded to investors of blank check companies.

        Since the net proceeds of our initial public offering are intended to be used to consummate a business combination with an unidentified target acquisition, we may be deemed to be a "blank check" company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K with the SEC promptly following consummation of our initial public offering including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we are not subject to these rules, including Rule 419, we have a longer period of time to consummate a business combination in certain circumstances than we would if we were subject to such rule.

Unlike most other blank check offerings, we allow up to approximately 29.99% of our public stockholders to exercise their conversion rights. This higher threshold will make it easier for us to consummate a business combination with which certain investors may not agree, and certain investors may not receive the full amount of their original investment upon exercise of their conversion rights.

        When we seek stockholder approval of a business combination, we will offer each public stockholder (but not our private stockholders with respect to any shares they owned prior to the consummation of our initial public offering) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated. We will consummate the initial business combination only if the following two conditions are met: (i) a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and (ii) public stockholders owning 30% or more of the shares sold in our initial public offering do not vote against the business combination and exercise their conversion rights. Most other blank check companies have a conversion threshold of 20%, which makes it more difficult for such companies to consummate their initial business combination. Thus, because we permit a larger number of stockholders to exercise their conversion rights, it will be easier for us to consummate an initial business combination with a target business which certain investors may believe is not suitable for us, and certain investors may not receive the full amount of their original investment upon exercise of their conversion rights.

Unlike most other blank check offerings, we allow up to approximately 29.99% of our public stockholders to exercise their conversion rights. The ability of a larger number of our stockholders to exercise their conversion rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

        When we seek stockholder approval of a business combination, we will offer each public stockholder (but not our private stockholders with respect to any shares they owned prior to the consummation of our initial public offering) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata share of the trust account. Unlike most other blank check offerings which have a 20% threshold, we allow up to approximately 29.99% of our public stockholders to exercise their conversion rights. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share liquidation price received by stockholders will be less than the $8.00 per share held in the trust account.

        Our placing of funds in the trust account may not protect those funds from third party claims against us. Upon our dissolution, we will be required, pursuant to the Delaware General Corporation Law Sections 280 and 281, to pay or make reasonable provision to pay all claims and obligations of the company. These claims may include contingent or conditional claims and claims of directors and officers entitled to indemnification under our second amended and restated certificate of incorporation.

We intend to pay any claim, to the extent sufficient to do so, from our funds not held in the trust account. Although we will seek to have all vendors, prospective target businesses or other entities with which we execute agreements waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements, or even if they execute such agreements that they would be prevented from bringing claims against the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims.

        Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party's engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and not seek recourse against the trust account for any reason. In addition, creditors may seek to interfere with the distribution process under state or federal creditor and bankruptcy laws. Accordingly, the proceeds held in the trust account could be subject to claims which could take priority over those of our public stockholders. We cannot assure investors that the per-share distribution from the trust account will not be less than $8.00 (of which approximately $0.24 per share is attributable to the deferred underwriters' discount), plus interest accrued not released to us to fund working capital requirements, due to such claims, or that there will not be delays in addition to those imposed by our duties to comply with Delaware General Corporation Law procedures and federal securities laws and regulations.

        Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure investors we will be able to return to our public stockholders at least $8.00 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

        Our second amended and restated certificate of incorporation provides that we will continue in existence only until April 17, 2009. If we have not completed a business combination by such date and amended this provision in connection thereto, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder's pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after April 17, 2009 and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure investors that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Accordingly, we cannot assure investors that third parties will not seek to recover from our stockholders amounts owed to them by us.

        If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a "preferential transfer" or a "fraudulent conveyance." As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after April 17, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages by paying public stockholders from the trust account prior to addressing the claims of our creditors. We cannot assure investors that claims will not be brought against us for these reasons.

Since we have not yet selected any target acquisition with which to consummate a business combination, we are unable to currently ascertain the merits or risks of the business' operations.

        Our stockholders currently have no basis to evaluate the possible merits or risks of the target acquisition. Although our management will evaluate the risks inherent in a particular target acquisition, we cannot assure investors that they will properly ascertain or assess all of the significant risk factors. We also cannot assure investors that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a target acquisition. Except for the limitation that a target acquisition have a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' discount) at the time of the acquisition, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate.

We may issue shares of our capital stock, including through convertible debt securities, to consummate a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

        Our amended and restated certificate of incorporation authorizes the issuance of up to 70,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. Currently there are approximately 35,925,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and the 5,000,000 shares of preferred stock available for issuance. Although we have no current commitment, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to consummate a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

  •
  may significantly reduce equity interest for investors;

  •
  may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded to our common stock;

  •
  will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

  •
  may adversely affect prevailing market prices for our common stock.

Our ability to successfully consummate a business combination and to be successful thereafter will be largely dependent upon the efforts of Gordon A. McMillan, our Chairman, Andrew A. McKay, our Chief Executive Officer, John Anderson, our Chief Financial Officer, and Philip Armstrong, Robert C. Hain, Stephen T. Moore and Robert Penteliuk, our directors.

        Our ability to successfully consummate a business combination is largely dependent upon the efforts of Gordon A. McMillan, our Chairman, Andrew A. McKay, our Chief Executive Officer, John Anderson, our Chief Financial Officer, and Philip Armstrong, Robert C. Hain, Stephen T. Moore and Robert Penteliuk, our directors, as well as the relationship we have with JovFunds. We have not entered into employment or consultant agreements with Messrs. McMillan, McKay, Anderson, Armstrong, Hain, Moore or Penteliuk, or obtained "key man" life insurance on their lives. The loss of any of Messrs. McMillan's, McKay's or Anderson's services or of those of any of our outside directors could have a material adverse effect on our ability to successfully achieve our business objectives, including seeking a suitable target business with which to consummate a business combination.

Our officers and directors will allocate only a portion of their business time to our company, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

        Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of a business combination. None of our officers and directors are obligated to devote any specific number of hours to our affairs. If an officer or director is required to devote more substantial amounts of time to his other businesses and affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure investors that these conflicts will be resolved in our favor.

Our officers and directors currently are, and may in the future become affiliated with additional entities that are, engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

        None of our officers or directors have been or currently are a principal of, or affiliated or associated with, a blank check company. However, our officers and directors currently are, and may in the future become affiliated with additional entities, including other "blank check" companies which may be engaged in activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties or other contractual obligations.

Specifically, Mr. Penteliuk, one of our directors, is a principal of Genuity Capital Markets, a subsidiary of Genuity Financial Group. Genuity Capital Markets is a registered broker dealer which provides financial advisory services to its clients, which may also be appropriate for presentation to us. In addition, Mr. McMillan is the Chairman of the Board of JovFunds Management Inc., a Canadian asset management firm and one of our initial stockholders. Mr. Anderson is Chief Financial Officer of Impax Energy Services Income Trust, Mr. Armstrong is a director of JovFunds and the President, Chief Executive Officer and a Director of Jovian Capital Corporation, a TSX Venture Exchange-listed company which invests in financial services companies and is the parent company of JovFunds. Mr. Hain is the Chairman of City Financial Investment Company Limited, a London based investment firm primarily focused on providing mutual funds and for individual investors in the United Kingdom, Europe and the Middle East and Mr. Moore is a trustee of CI Financial Income Fund. Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure investors that any of these conflicts will be resolved in our favor.

Genuity Financial Group and its subsidiaries are under no legal or contractual obligation to identify acquisition opportunities or perform any other services on our behalf and Genuity Financial Group and its subsidiaries may take actions that conflict with our interests.

        Robert Penteliuk, a member of our board, is a principal of Genuity Capital Markets, a subsidiary of Genuity Financial Group. Because of this relationship, Mr. Penteliuk may, in the course of his financial services activities, help us to identify potential acquisition candidates. However, Mr. Penteliuk, Genuity Financial Group and its subsidiaries do not act as financial advisor to us and are under no legal or contractual obligation to perform these or any other services on our behalf. Mr. Penteliuk, Genuity Financial Group and its subsidiaries may present acquisition opportunities to others before they present these opportunities to us. Acquisition candidates brought to our attention through Mr. Penteliuk may include clients of Genuity Financial Group or its subsidiaries and Genuity Financial Group and its subsidiaries may have contractual, fiduciary or other obligations to these clients which may be inconsistent with, or adverse to, our interests and the interests of our stockholders. In addition, nothing precludes Mr. Penteliuk, Genuity Financial Group or its subsidiaries from representing, investing in or participating in other blank check entities or other companies that compete with us for acquisition candidates. Finally, while no such agreement or arrangement is currently in place or contemplated, Genuity Financial Group or its subsidiaries would not be prohibited from earning a fee in connection with our initial business combination which could lead to a conflict of interest for Mr. Penteliuk.

Jovian Capital Corporation and its subsidiaries are under no legal or contractual obligation to perform any services on our behalf and they may take actions that conflict with our interests.

        Philip Armstrong, a member of our board, is the Chief Executive Officer and President and a director of Jovian Capital Corporation. Because of his position with Jovian Capital Corporation, Mr. Armstrong may become aware of potential acquisition candidates that might be appropriate for us. Mr. Armstrong has fiduciary duties to Jovian Capital Corporation which may conflict with our interests. Mr. Armstrong, Jovian Capital Corporation and its subsidiaries may have pre-existing fiduciary and contractual obligations to other parties which may conflict with our interests. For example, in the course of his duties for Jovian Capital Corporation, Mr. Armstrong may identify an acquisition candidate which could be appropriate for us, but he might be required to present that opportunity to Jovian Capital Corporation as a result of his fiduciary obligations to Jovian Capital Corporation and its subsidiaries. In addition, nothing prohibits Mr. Armstrong, Jovian Capital Corporation or its subsidiaries from investing in or participating in other blank check entities or other companies that compete with us for acquisition candidates. Neither Mr. Armstrong nor Jovian Capital Corporation is under any contractual obligation to perform any services on our behalf.

If we were to engage in a business combination with one or more target businesses that have relationships with our existing stockholders, directors or officers, it may raise potential conflicts.

        If we were to engage in a business combination with one or more target businesses that have relationships with our existing stockholders, directors or officers, it may raise potential conflicts. In particular, Robert Penteliuk, in his capacity as financial advisor to clients of Genuity Financial Group and its subsidiaries, may present us with acquisition opportunities on behalf of those clients and, although no agreement or arrangement is currently in place or contemplated, Genuity Financial Group and its subsidiaries would not be prohibited from earning a fee in connection with our initial business combination. Also, the completion of a business combination between us and an entity owned by a business in which one of our directors or officers may have an interest could enhance their prospects for future business from such client. For example, because one of our directors is a principal of Genuity Capital Markets, another director is President and Chief Executive Officer of Jovian Capital Corporation and a director of JovFunds, and because our Chairman is Chairman of the Board of JovFunds, each may have a conflict of interest in determining whether to recommend a business combination in which our officers or directors may have an interest. In order to avoid such potential conflicts, we will not enter into a business combination with our officers, directors or private stockholders, or an entity affiliated with any of them.

Our current officers and directors may resign upon consummation of a business combination.

        Upon consummation of a business combination, the role of our officers and directors in the target business cannot presently be fully ascertained. While it is possible that one or more of our officers and directors will remain in senior management or as directors following a business combination, we may employ other personnel following the business combination. If we acquire a target business in an all cash transaction, it would be more likely that our officers and certain of our directors would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company, following a business combination, it may be less likely that our officers or directors would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. If, as a condition to a potential business combination, our officers negotiate to be retained after the consummation of the business combination, such negotiations may result in a conflict of interest. The ability of such individuals to remain with us after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. In making the determination as to whether current management should remain with us following the business combination, we will analyze the experience and skill set of the target business' management and negotiate as part of the business combination that certain of our officers and directors remain if it is believed that it is in the best interests of the combined company after the consummation of the business combination. Although we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure investors that our assessment of these individuals will prove to be correct.

The shares of common stock and warrants owned by our private stockholders, officers and directors will not participate in liquidation distributions, and a conflict of interest may arise in determining whether a particular target acquisition is appropriate for a business combination.

        TFC Holdings Ltd., an entity owned 97% by Parkwood Holdings Ltd. and 3% by our outside directors, Parkwood Holdings Ltd., and our officers and directors beneficially own, in the aggregate, 3,125,000 shares of our common stock and 4,700,000 warrants but have waived their right to receive distributions (other than with respect to units they purchased in our initial public offering or common stock or warrants they purchase in the aftermarket) upon our dissolution and liquidation prior to a business combination. These shares and warrants will be worthless if we do not consummate a business combination. In addition, the 3,125,000 shares of common stock and 4,700,000 warrants are held in escrow and may not be transferred until the first anniversary of the consummation of a business combination and ninety days after consummation of a business combination, respectively. The personal and financial interests of our private stockholders, officers and directors, including their interest in releasing these transfer restrictions and in releasing their common stock and warrants from escrow may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, the discretion of our private stockholders, officers and directors in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our public stockholders' best interest.

If our common stock becomes subject to the SEC's penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

        If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock will be subject to the "penny stock" rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

  •
  make a special written suitability determination for the purchaser;

  •
  receive the purchaser's written agreement to the transaction prior to sale;

  •
  provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and

  •
  obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

        If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and our investors may find it more difficult to sell our securities.

Initially, we may only be able to consummate one business combination, which may cause us to be solely dependent on a single business and a limited number of products or services.

        Of the proceeds from our initial public offering and the private placement of warrants, $100,000,000 is held in the trust account and may be used by us to consummate a business combination. Our business combination must be with a business having a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' discount) at the time of such acquisition. We have no limitation on our ability to raise additional funds through the sale of securities or the incurrence of indebtedness that would enable us to consummate a business combination with an operating business having a fair market value in excess of 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' discount) at the time of such an acquisition. We have not entered into any such fundraising arrangement and have no current intention of doing so. Consequently, initially it is possible that we will have the ability to consummate only a single business combination. We may not be able to acquire more than one target business because of various factors, including insufficient financing or the difficulties involved in consummating the contemporaneous acquisition of more than one operating company, as is required by our second amended and restated certificate of incorporation. Therefore, it is possible that we will have the ability to consummate a business combination with only a single operating business, which may have only a limited number of products or services. The resulting lack of diversification may:

  •
  result in our dependency upon the performance of a single or small number of operating businesses;

  •
  result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services; and

  •
  subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

        In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to consummate several business combinations in different industries or different areas of a single industry so as to diversify risks and offset losses. Further, the prospects for our success may be entirely dependent upon the future performance of the initial target business or businesses we acquire.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination during the prescribed time period.

        We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and operating businesses competing for the types of businesses that we intend to primarily focus on. Many of these individuals and entities are well established and have extensive experience in identifying and consummating, directly or indirectly, acquisitions of companies in the financial services industry. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous target businesses that we could potentially acquire with the net proceeds of our initial public offering, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses. Also, our obligation to convert into cash the shares of common stock in certain instances may reduce the resources available for a business combination. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to consummate an initial business combination within the prescribed time period, we will be forced to dissolve and/or liquidate.

We will depend on the proceeds of our initial public offering not placed in the trust account and interest on the trust account available to us to fund our search for a target business or businesses and to consummate our initial business combination.

        We will depend on the $100,000 of proceeds of our initial public offering not placed in the trust account and up to $1,600,000 of interest earned on the trust account and released to us to provide us with working capital that we may need to identify one or more target businesses and to consummate our initial business combination. This may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to obtain additional funds from our initial stockholders or another source to continue operations.

Our private stockholders, including our directors and officers, may vote shares of common stock they acquired in or following our initial public offering on a proposed business combination any way they choose.

        In connection with the stockholder vote required for a business combination, all of our private stockholders, including our directors, have agreed to vote the shares of common stock owned by them immediately before our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. Any common stock acquired by private stockholders in the offering or the aftermarket will be considered part of the holdings of the public stockholders. These private stockholders will have the same rights as other public stockholders with respect to such shares, including voting and conversion rights in connection with a potential business combination. Accordingly, they may vote such shares on a proposed business combination any way they choose.

Our private stockholders, including our directors and officers, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

        Our private stockholders (including our directors and officers), collectively own approximately 20.0% of our issued and outstanding shares of common stock. As a result, these stockholders will have the ability to influence certain actions requiring a stockholder vote, for example, the election of directors.

Our staggered board may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders.

        Our second amended and restated certificate of incorporation provides that our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at any annual meeting only a minority of the board of directors will be considered for election. Since our "staggered board" would prevent our stockholders from replacing a majority of our board of directors at any annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to consummate a business combination.

        In connection with our initial public offering, we issued warrants to purchase up to 12,500,000 shares of common stock. In addition, our initial stockholders and their affiliates own 4,700,000 warrants purchased in a private placement immediately prior to consummation of our initial public offering. To the extent we issue shares of common stock to consummate a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target acquisition. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to consummate the business combination. Therefore, our warrants may make it more difficult to consummate a business combination or increase the cost of acquiring the target acquisition. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, our investors may experience dilution to their holdings.

If our private stockholders exercise their registration rights, such exercise may have an adverse effect on the market price of our common stock and the existence of the registration rights may make it more difficult to consummate a business combination.

        Our private stockholders are entitled to make a demand that we register the resale of their shares of common stock at any time commencing three months prior to the date on which their shares are released from escrow. If our private stockholders exercise their registration rights with respect to all of their shares of common stock, there will be an additional 3,125,000 shares of common stock eligible for trading in the public market (as well as up to 4,700,000 additional shares of common stock issuable upon the exercise of the 4,700,000 warrants). The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make it more difficult to consummate a business combination or increase the cost of acquiring the target acquisition, as the stockholders of the target acquisition may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of the registration rights may have on the trading market for our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to consummate a business combination, or we may be required to incur additional expenses if we are unable to dissolve after the expiration of the allotted time periods.

        If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to consummate a business combination, including:

  •
  restrictions on the nature of our investments; and

  •
  restrictions on the issuance of securities.

        In addition, we may have imposed upon us certain burdensome requirements, including:

  •
  registration as an investment company;

  •
  adoption of a specific form of corporate structure; and

  •
  reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

        To this end, the proceeds held in the trust account may be invested by the trust agent only in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

Our proposed target acquisition company could itself be an investment company.

        Although our target acquisition might include a hedge fund or a fund of funds, or a company that buys, manages and sells real estate properties on behalf of separate account clients and commingled investment pools, in these cases we would acquire a controlling interest which would not be a security for purposes of the Investment Company Act of 1940 (for example, a general partner interest in a partnership). We also might acquire an investment adviser to a hedge fund, fund of funds or a real estate asset manager. In none of these cases would the target company fall within the definition of an investment company under Section 3(a)(1) of the Investment Company Act. If we were to acquire an adviser to an investment company, then the Investment Company Act would apply to the relationship between the adviser and the investment company. For example, under Section 15 of the Investment Company Act, the advisory contract between the adviser and the investment company would be subject to approval of a majority of the investment company's stockholders.

        If we are deemed to be an investment company at any time, we will be required to comply with additional regulatory requirements under the Investment Company Act of 1940 which would require additional expenses for which we have not budgeted.

We may or may not obtain an opinion from an unaffiliated third party as to the fair market value of a target acquisition or that the price we are paying for the business is fair to our stockholders.

        Pursuant to our second amended and restated certificate of incorporation which we will file with the Delaware Secretary of State prior to consummation of the offering, our board of directors is not required to obtain an opinion from an unaffiliated third party that either the target acquisition we select has a fair market value in excess of 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' discount) or that the price we are paying is fair to stockholders unless either (i) the board of directors is not able to independently determine that the target acquisition has a sufficient fair market value, or (ii) a conflict of interest exists with respect to the transaction. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors regarding the valuation of the target acquisition.

There may be tax consequences associated with our acquisition, holding and disposition of target companies and assets.

        We may incur significant taxes in connection with effecting acquisitions; holding, receiving payments from, and operating target companies and assets; and disposing of target companies and assets.

There is no guarantee that a market for our securities will be maintained, which would adversely affect the liquidity and price of our securities.

        Investors have access to information from only a relatively short period of our prior market history. The price of our securities may vary significantly due to reports of operating losses, one or more potential business combinations, the filing of periodic reports with the SEC and general market or economic conditions. Furthermore, an active trading market for our securities may not be sustained. Our investors may be unable to sell their securities unless a market can be sustained.

The American Stock Exchange may require us to submit a new listing application, subject to the initial listing requirements, in connection with a business combination, or may delist our securities from trading on its exchange, which could limit investors' ability to effect transactions in our securities and subject us to additional trading restrictions.

        Our securities are listed on the American Stock Exchange, a national securities exchange. We cannot guarantee that our securities will continue to be listed on the American Stock Exchange in the future. In addition, in connection with a business combination, it is likely that the American Stock Exchange may require us to file a new listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements. We cannot guarantee that we will be able to meet those initial listing requirements at that time.

        If the American Stock Exchange delists our securities from trading on its exchange in the future, we could face significant material adverse consequences, including:

  •
  a limited availability of market quotations for our securities;

  •
  determination that our common stock is a "penny stock," which would require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

  •
  more limited amount of news and analyst coverage for us;

  •
  decreased ability to issue additional securities or obtain additional financing in the future; and

  •
  decreased ability of our security holders to sell their securities in certain states.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

        We may redeem the warrants issued as a part of our units (including the warrants sold in the private placement) at any time after the warrants become exercisable in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days' prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.

        No warrant will be exercisable and we will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrants comprising the units to be sold in the offering is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure investors that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

Because we may acquire a company located outside of the United States, we may be subject to various risks of the foreign jurisdiction in which we ultimately operate in.

        If we acquire a company that has sales or operations outside the United States, we could be exposed to risks that negatively impact our future sales or profitability following a business combination, including:

  •
  tariffs and trade barriers;

  •
  regulations related to customs and import/export matters;

  •
  tax issues, such as tax law changes and variations in tax laws as compared to the United States;

  •
  government instability;

  •
  different or inadequate banking systems;

  •
  currency fluctuations;

  •
  foreign exchange controls;

  •
  restrictions on the repatriation of profits or payment of dividends; or

  •
  nationalization or expropriation of property.

We may be subject to taxation in Canada, which would increase our operating expenses for which we have limited funds available.

        By virtue of maintaining an office in Canada, we may be subject to taxation in Canada, including Canadian income taxation. As a result, our aggregate tax liabilities in any particular taxation year may exceed the tax liabilities that would have arisen if we did not have an office or other permanent establishment in Canada. Canadian taxation legislation also differs in many material respects from tax legislation currently enacted in the United States, which may give rise to additional tax liabilities. These taxes may increase our operating expenses and we have limited funds available outside the trust account.

Because any target business with which we attempt to complete a business combination will be required to provide our stockholders with financial statements prepared in accordance with and reconciled to United States generally accepted accounting principles, the pool of prospective target businesses may be limited.

        In accordance with the requirements of United States federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to U.S. generally accepted accounting principles and audited in accordance with U.S. generally accepted auditing standards. To the extent that a proposed target business does not have financial statements which have been prepared with, or which can be reconciled to, U.S. GAAP, and audited in accordance with U.S. generally accepted auditing standards, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses.

We are located outside the United States and, if we acquire one or more Canadian financial services businesses, our assets would be located and a number of our directors and officers would be resident outside the United States, which may hinder service of process or make it impossible, difficult or more costly for an investor to enforce a judgment granted by a United States court against us or such persons.

        We are incorporated under the laws of Delaware, but our head office is located and a number of our directors and officers may be resident in Canada. If we acquire one or more Canadian financial services businesses, a number of our directors and officers may be resident in Canada and a substantial portion of their assets and substantially all of our assets will be located in Canada. As a result, it may be difficult for an investor to effect service of process within the United States upon the directors and officers who are not residents of the United States. It may also be difficult for an investor to enforce judgments in the courts of the United States, including those based upon the civil liability under United States federal securities laws, against us where damages exceed the realizable value of U.S.-based assets or against directors and officers who are not residents of the United States. Therefore, judgments against us or such persons may have to be enforced in Canada and may be subject to additional defenses or may result in additional costs to the party seeking to enforce a judgment as a result.

        Claim brought in Canadian courts, where appropriate, may be subject to defenses not available in actions in courts of the United States or may result in additional costs or different damages being awarded to the party bringing the claim.

If we acquire one or more Canadian financial services businesses, we may incur additional costs due to currency exchange and we could experience gains or losses solely on changes in the exchange rate between the U.S. Dollar and the Canadian Dollar.

        If we make an acquisition of a Canadian financial services business in Canadian Dollars, fluctuation in the U.S./Canadian Dollar exchange rate could affect the cost of acquisition because our cash assets are in U.S. Dollars. For example, an increase in the value of the Canadian Dollar relative to the U.S. Dollar would result in our paying a higher U.S. Dollar purchase price because we would be required to convert more U.S. Dollars to buy the necessary amount of Canadian Dollars to fund the purchase price.

        If we acquire one or more Canadian financial services businesses with our cash assets, our assets, liabilities and earnings would be denominated in Canadian Dollars. As a result, our earnings may be affected favorably or unfavorably by changes in the exchange rates between the U.S. Dollar and the Canadian Dollar. For example, an increase in the value of the Canadian Dollar relative to the U.S. Dollar would result in higher profits when those profits are converted into U.S. Dollars. Conversely, a decrease in the value of the Canadian Dollar relative to the U.S. Dollar would result in lower profits when those profits are converted into U.S. Dollars. Similarly, the overall value of our assets and any Canadian Dollar liabilities would fluctuate up or down with the value of the Canadian Dollar. Fluctuations in the in the U.S./Canadian exchange rate could adversely affect the value of our shares. We may also incur transaction costs associated with exchanging Canadian Dollars into U.S. Dollars.

        We may manage the currency risks by hedging through forward currency contracts, currency futures, currency swap agreements or currency options, but there is no assurance that we will employ such measures or, if employed, they will effectively manage currency risk.

Provisions in our second amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

        Our second amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock.

        We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Risks Related to the Financial Services Industry

We may be subject to significant regulatory requirements in connection with our efforts to consummate a business combination with a financial services firm, which may result in our failure to consummate our initial business combination within the required time frame and may force us to liquidate.

        The Canadian Competition Act provides that pre-merger notification filings must be submitted in connection with mergers and acquisitions that meet certain asset and revenue thresholds, including where the assets or revenues of an acquired business exceed C$50,000,000. A notifiable transaction cannot ordinarily close until the expiration of a waiting period of either 14 or 42 days following notification, depending on the type of filing submitted, unless the parties obtain an advance ruling certificate. Moreover, acquisitions of Canadian businesses by non-Canadians may be subject to review by Industry Canada and Ministerial approval; in the case of an investment to acquire control of a Canadian business that provides any financial service, the threshold for such review is C$5,000,000. In addition, acquisition of financial services companies are often subject to significant regulatory requirements and consents, and we will not be able to consummate a business combination with certain types of financial services companies without complying with applicable laws and regulations and obtaining required governmental and other necessary third party consents, possibly in advance of transaction consummation. For example, if we were to attempt to acquire or acquire control of a dealer or adviser in Canada, the prior approval of the securities regulatory authorities in Canada would be required. In addition, if we were to acquire or attempt to acquire control of an investment management firm in Canada, we would be required to give notice to the firm's investment management clients; whereas, in the United States, we would have to obtain consents of the firm's investment management clients or enter into new contracts with them. There is no assurance that we would be able to obtain such consents or maintain existing or enter into new contracts. Similarly, if we were to attempt to acquire certain banks, we would be required to obtain, in Canada, approval of the Office of the Superintendent of Financial Institutions and, in the United States, the prior approval of relevant federal and state banking agencies, which may include the Board of Governors of the Federal Reserve Systems, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Office of Thrift Supervision and/or state banking commissions. In determining whether to approve applications we may file, the agencies will consider a number of factors including, but not limited to, our current and pro forma financial condition and that of the target as well as the target's compliance with the Community Reinvestment Act and the USA PATRIOT Act. In addition, even if the applications are approved, federal and state banking regulators may impose conditions on the consummation of any transaction. If our acquisition target were an insurance company, in Canada, it would be necessary to obtain approval of the Office of the Superintendent of Financial Institutions in the case of a federally-regulated insurance company and the applicable provincial insurance regulator in the case of a provincially-regulated insurance company, and, in the United States, state insurance commissioners in the state or states where the insurance company is domiciled would review an acquisition transaction and could prevent it by withholding their consent. Similar approvals would be required in the case of an acquisition of an insurance holding company. The acquisition of a business in other sectors of the financial services industry may require similar approvals or consents.

        In addition, in the United States, in connection with seeking prior approval for an acquisition of a bank or insurance company in the United States or providing notice of change to such company, any individual or entity holding a 10% or greater interest in our equity may be required to participate as notificants or applicants. Moreover, any bank holding company with a 5% or greater interest in our equity may be independently required to seek approval to retain such interest following our acquisition of certain types of banks. In Canada, any individual or entity seeking to acquire more than 10% of the shares of any class of shares of a bank or federally-regulated insurance company or bank or insurance holding company must first obtain approval of the Minister of Finance (by way of application to the Office of Superintendent of Financial Institutions). Moreover, there are different ownership restrictions based on size thresholds that are applicable to larger banks and insurance companies. In the United States, there exists a presumption of "control" when an acquiring party acquires 10% or more (5% or more, in the case of Florida) of the voting securities of an insurance company or insurance holding company. Therefore, any person acquiring 10% or more (5% or more, in the case of Florida) of common stock or other voting securities of such a company would need the prior approval of the state insurance regulators in the state or states in which such company is domiciled or commercially domiciled. We may not receive any such required approvals or we may not receive them in a timely manner, including as a result of factors or matters beyond our control. Satisfying any requirements of regulatory agencies may delay the date of our consummation of our initial business combination beyond the required time frame (October 17, 2008 or April 17, 2009 if a letter of intent, agreement in principle or a definitive agreement has been executed by October 17, 2008 and the initial business combination relating thereto has not yet been consummated by October 17, 2008). If we fail to consummate our initial business combination within the required time frame, we will be forced to liquidate.

The financial services industry faces substantial regulatory and litigation risks and conflicts of interest, and, after the consummation of a business combination with a company in the financial services industry, we may face legal liability and reduced revenues and profitability if our services are not regarded as compliant or for other reasons.

        The financial services industry is subject to extensive regulation. Many regulators, including U.S., Canadian and other government agencies and self-regulatory organizations, as well as state and provincial securities commissions, insurance regulators and attorneys general, are empowered to conduct administrative proceedings and investigations that can result in, among other things, censure, fine, the issuance of cease-and-desist orders, prohibitions against engaging in some lines of business, suspension or termination of licenses or the suspension or expulsion of a broker-dealer, investment adviser or insurance distributor. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers, policyholders and other third parties who deal with financial services firms and are not designed to protect our stockholders. Regulations and investigations may result in limitations on our activities, such as the restrictions imposed on several leading securities firms as part of a settlement these firms reached with federal and state securities regulators and self-regulatory organizations in 2003 to resolve investigations into equity research analysts' alleged conflicts of interest.

        Banks domiciled or operating in the United States and their holding companies are subject to extensive regulation and supervision by applicable federal and state banking agencies. Many of these regulations are intended to protect parties other than stockholders, such as depositors. If we were to acquire a bank, these regulations may limit our operations significantly and control the methods by which we conduct our business, including our lending practices, capital structure, investment practices and dividend policy. In addition, banks and their holding companies generally are subject to rigorous capital requirements and may be examined on a regular basis for their general safety and soundness and compliance with various federal and state legal regimes, including, but not limited to, the Community Reinvestment Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement and Procedures Act, the Fair Credit Reporting Act and the Bank Secrecy Act, as amended by the USA PATRIOT Act. Failure to comply with these requirements or receive a satisfactory examination may subject a bank to informal or formal agreements, such as a memorandum of understanding, deferred prosecution agreement or cease-and-desist order, and may also result in the assessment of civil monetary penalties or the limitation of expansionary activities at both the bank and holding company levels. Canadian banks and their stockholders are subject to similar extensive regulation and supervision relating to the conduct of business, capital requirements, safety and soundness and compliance.

        Governmental and self-regulatory organizations, including in Canada, the provincial securities commissions, such as the Ontario Securities Commission, the Investment Dealers Association and the Mutual Fund Dealers Association, and in the United States, the SEC, the FINRA and national securities exchanges such as the American Stock Exchange and the New York Stock Exchange, impose and enforce regulations on broker-dealers, investment banking firms, investment advisers and similar financial services companies. In both Canada and the U.S., self-regulatory organizations adopt rules, subject to approval by the applicable Canadian securities regulatory authority and the SEC, respectively, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered investment dealers, broker-dealers and investment advisers. For example, Canadian investment dealers and U.S. broker-dealers are subject to rules and regulations that cover all aspects of the securities business including: sales methods and trade practices; use and safekeeping of customer funds and securities; capital structures; recordkeeping; the preparation of research; the extension of credit; and the conduct of officers and employees. The types of regulations to which investment advisers are subject are also extensive and include: minimum capital requirements (under Canadian provincial securities law), recordkeeping; fee arrangements; client disclosure; custody of customer assets; and the conduct of officers and employees. In addition, investment advisers and dealers in Canada are subject to anti-money laundering and privacy legislation.

        The Investment Dealers Association, the applicable Canadian securities authorities, the SEC, the FINRA and various regulatory agencies also have stringent rules with respect to the maintenance of specific levels of net capital by securities brokerage firms. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by applicable Canadian Securities authorities and SEC and suspension or expulsion from Investment Dealers Association and FINRA and other regulatory bodies, which ultimately could prevent any broker-dealers that we acquire or acquire control of from performing as a broker-dealer. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against net capital could limit the operations of broker-dealers, which could harm our business if we were to consummate a business combination with a securities brokerage firm. Similar capital requirements apply to insurance companies. In the United States, under laws adopted by individual states, insurers engaged in certain lines of business are subject to risk based capital requirements. Insurers having less total adjusted capital than that required under the risk based capital laws are subject to varying degrees of regulatory action, depending on the level of capital inadequacy. Maintaining appropriate levels of statutory surplus is also considered important by state insurance regulatory authorities. Failure by an insurance company to maintain certain levels of statutory surplus could result in increased regulatory scrutiny and enforcement.

        In addition, insurance companies are subject to extensive regulation and supervision in the jurisdictions in which they do business. For example, in the United States, state insurance departments have broad powers with respect to such things as: licensing companies to transact business; authorizing lines of business; imposing dividend limitations; licensing agents and distributors of insurance products; restricting companies' ability to enter and exit markets; mandating certain insurance benefits; restricting companies' ability terminate or cancel coverage; requiring companies to provide certain types of coverage; regulating premium rates, including the ability to increase premium rates; approving policy forms; regulating trade, marketing, sales and claims practices; imposing privacy requirements; establishing reserve requirements and solvency standards; restricting certain transactions between affiliates; and regulating the type, amounts and valuation of investments.

        The regulatory environment in which we will operate is also subject to modifications and further regulations. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to us also may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes. For example, in the United States recently the insurance industry has been subject to a significant level of scrutiny by various regulatory bodies, including state attorneys general and insurance departments, concerning certain practices within the insurance industry. These practices include, without limitation, the receipt of contingent commissions by insurance brokers and agents from insurance companies and the extent to which such compensation has been disclosed, bid rigging and related matters. As a result of these and related matters, including actions taken by the New York State Attorney General, there have been a number of proposals to modify various provincial and state laws and regulations and industry practices and guidelines regarding insurance agents and brokers, including proposals by the National Association of Insurance Commissioners, that could impose additional legal obligations, including disclosure obligations, on us if we were to offer insurance or other financial products.

        In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial services firms has been increasing. After our initial business combination, our engagement agreements or arrangements may include provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be adhered to in all cases. We may also be subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. The risk of significant legal liability is often difficult to assess or quantify and its existence and magnitude often remain unknown for substantial periods of time. As a result, we may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business.

        Financial services firms are subject to numerous conflicts of interest or perceived conflicts of interest. We will need to adopt various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seek to review and update our policies, controls and procedures. However, these policies, controls and procedures may result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation. There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases.

After the consummation of our initial business combination, we will face strong competition from financial services firms, many of whom have the ability to offer clients a wider range of products and services than we may be able to offer, which could lead to pricing pressures that could materially adversely affect our revenue and profitability.

        After consummation of our initial business combination in the financial services industry, we will compete with other firms—both domestic and foreign—on a number of factors, including the quality of our employees, transaction execution, our products and services, innovation, reputation and price. We may fail to attract new business and we may lose clients if, among other reasons, we are not able to compete effectively. We will also face significant competition as result of a recent trend toward consolidation in this industry. In the past several years, there has been substantial consolidation and convergence among companies in the financial services industry. In particular, since the passage of the Gramm- Leach-Bliley Act in 1999, which reduced barriers to banks providing a wide range of financial services, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wide range of products such as loans, deposit-taking and insurance, brokerage, investment management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure on other businesses. We believe, in light of increasing industry consolidation and the regulatory overhaul of the financial services industry, that competition will continue to increase from providers of financial services products.

The financial services industry has inherent risks, which may affect our net income and revenues.

        The financial services business is, by its nature, subject to numerous and substantial risks, including volatile trading markets and fluctuations in the volume of market activity. Consequently, our net income and revenues are likely to be subject to wide fluctuations, reflecting the effects of many factors, including: general economic conditions; securities market conditions; the level and volatility of interest rates and equity prices; competitive conditions; liquidity of global markets; international and regional political conditions; regulatory and legislative developments; monetary and fiscal policy; investor sentiment; availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values; inflation; credit ratings; and the size, volume and timing of transactions. These and other factors could affect the stability and liquidity of securities and futures markets, and the ability of issuers, other securities firms and counterparties to perform their obligations.

        A reduced volume of securities and futures transactions and reduced market liquidity generally results in lower revenues from principal transactions and commissions. Lower price levels for securities may result in a reduced volume of transactions and may also result in losses from declines in the market value of securities held in proprietary trading and underwriting accounts, particularly in volatile or illiquid markets, or in markets influenced by sustained periods of low or negative economic growth, including the risk of losses resulting from the ownership of securities, trading and the failure of counterparties to meet commitments. In particular, if we consummate a business combination with an investment management firm, our business could be expected to generate lower revenue in a market or general economic downturn. Under a typical arrangement for an investment management business, the investment advisory fees we could receive would be based on the market value of the assets under management. Accordingly, a decline in the prices of securities would be expected to cause our revenue and income to decline by:

  •
  causing the value of the assets under management to decrease, which would result in lower investment advisory fees;

  •
  causing negative absolute performance returns for some accounts which have performance-based incentive fees, resulting in a reduction of revenue from such fees; or

  •
  causing some of our clients to withdraw funds from our investment management business in favor of investments they perceive as offering greater opportunity and lower risk, which also would result in lower investment advisory fees.

Operational risks may disrupt our business, result in regulatory action against us or limit our growth.

        Financial services businesses are dependent on communications and information systems, including those of vendors. Any failure or interruption of these systems, whether caused by fire, other natural disaster, power or telecommunications failure, act of terrorism or war or otherwise, could materially adversely affect operating results. After the consummation of a business combination, we will need to continue to make investments in new and enhanced information systems. Interruption or loss of our information processing capabilities or adverse consequences from implementing new or enhanced systems could have a material adverse effect on our business and the price of our common stock and warrants. As our information system providers revise and upgrade their hardware, software and equipment technology, we may encounter difficulties in integrating these new technologies into our business. Additionally, our systems may be subject to infiltration by unauthorized persons. If our systems or facilities were infiltrated and damaged by unauthorized persons, our clients could experience data loss, financial loss and significant business interruption. If that were to occur, it could have a material adverse effect on our business, financial condition and results of operations.

Many financial services firms face credit risks which, if not properly managed, could cause revenues and net income to decrease.

        Many types of financial services firms, including banks and broker-dealers, lend funds to their customers. Among the risks all lenders face is the risk that some of their borrowers will not repay their loans. The ability of borrowers to repay their obligations may be adversely affected by factors beyond our control, including local and general economic and market conditions. A substantial portion of the loans may be secured by liens on real estate or securities. These same factors may adversely affect the value of real estate and securities as collateral. If we enter into a business combination with a firm that makes loans, we would maintain an allowance for loan losses to reflect the level of losses determined by management to be inherent in the loan portfolio. However, the level of the allowance and the amount of the provisions would only be estimates based on management's judgment and regulatory guidance, and actual losses incurred could materially exceed the amount of the allowance or require substantial additional provisions to the allowance, either of which would likely have a material adverse effect on our revenues and net income.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2. PROPERTIES

        We maintain our principal executive offices at BCE Place, 181 Bay Street, Suite 2040, Toronto, Ontario, Canada M5J 2T3. The cost for this approximately 1,500 square feet of space is included in the $7,500 monthly fee that Parkwood Holdings Ltd., a company that is wholly owned by Messrs. McMillan and McKay and JovFunds, or an affiliate of Parkwood Holdings Ltd., will charge us for general and administrative services, including office space, utilities and administrative support, commencing on the effective date of our initial public offering and terminating upon consummation of our business combination or the distribution of the trust account to our public stockholders. We believe, based on fees for similar services in the Toronto, Ontario metropolitan area, that the fee charged by Parkwood Holdings Ltd., or an affiliate of Parkwood Holdings, Ltd., is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our units, which consist of one share of our common stock, par value $0.001 per share, and one warrant to purchase one share of our common stock, trade on the American Stock Exchange, or AMEX, under the symbol "TNF.U." Our warrants and common stock have traded separately on the AMEX under the symbols "TNF.WS" and "TNF," respectively, since May 16, 2007. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00 commencing on the later of our consummation of an initial business combination or April 11, 2008. Our warrants will expire at 5:00 p.m., New York City time, on April 11, 2011, or earlier upon redemption.

        The following table sets forth, for the calendar quarter indicated, the high and low closing sales prices per unit, warrant and share of common stock, respectively, as reported on the AMEX. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Units(1)		Warrants(2)		Common Stock(3)
Quarter ended
	High	Low	High	Low	High	Low
First Quarter*	—	—	—	—	—	—
Second Quarter*	—	—	—	—	—	—
Third Quarter *	—	—	—	—	—	—
Fourth Quarter (April 12, 2007 to June 30, 2007)	$8.52	$7.92	$0.99	$0.80	$7.64	$7.51

(1)
Represents the high and low closing sales prices from our first day of trading on April 12, 2007 through June 30, 2007.

(2)
Represents the high and low closing sales prices from May 16, 2007, the date that our warrants first became separately tradable, through June 30, 2007.

(3)
Represents the high and low sales closing prices from May 16, 2007, the date that our common stock first became separately tradable, through June 30, 2007.

*
No amounts are included as none of our securities commenced trading on the AMEX until April 12, 2007.

        Source: American Stock Exchange 2007. 7 September 2007. <http://www.amex.com/>

Holders

        As of September 6, 2007, we had 1 holder of record of our units, 2 holders of record of our common stock and 4 holders of record of our warrants.

Dividends

        We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. If, after we consummate a business combination, we become a holding company with a risk-bearing operating company subsidiary, the ability of that subsidiary to pay dividends to our stockholders, either directly or through us, may be limited by statute or regulation.

Performance

        The graph below compares the cumulative total return of our common stock from April 12, 2007 through June 30, 2007 with the cumulative total return of companies comprising the S&P 500 Index and a peer group selected by us. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index and a peer group selected by us over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

        Our peer group is comprised of the following companies that were blank check companies and that, as of the measurement dates, had neither completed a business combination nor announced a business combination: Santa Monica Media Corp., Media & Entertainment Holdings, Inc., Churchill Ventures Ltd., Oceanaut, Inc., Geneva Acquisition Corp., Union Street Acquisition Corp., Dekania Corp., Renaissance Acquisition Corp., NTR Acquisition Co., Transforma Acquisition Group, Inc., Granahan McCourt Acquisition Corp., Energy Services Acquisition Corp., Marathon Acquisition Corp., Energy Infrastructure Acquisition Corp., Community Bankers Acquisition Corp., and North American Insurance Leaders.

Stock Performance Chart
Cumulative Total Return(1)
Comparison - Tailwind Financial, Inc., S&P 500, Peer Group

(1)
Tailwind Financial, Inc. Common Stock began trading on April 17, 2007.

Recent Sales of Unregistered Securities

  (a)
  During the past three years, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

Stockholders	Number of Shares
TFC Holdings Ltd.	3,125,000

        The foregoing shares were issued on July 12, 2006 pursuant to the exemptions from registration contained in Section 4(2) and Regulation S of the Securities Act of 1933, as amended. The shares were sold for an aggregate offering price of $31,250. No underwriting discounts or commissions were paid with respect to such sales. TFC Holdings Ltd. is owned by Robert C. Hain, Stephen T. Moore and Robert Penteliuk, each of whom are directors, and Parkwood Holdings Ltd., an entity owned by Gordon A. McMillan, our Chairman, Andrew A. McKay, our Chief Executive Officer, and JovFunds Management Inc. On March 14, 2007, we declared a 1 for 1.15 stock split in the form of a dividend and these shares converted into 3,593,750 shares. 468,750 of such shares were redeemed by the Company for no consideration following expiration of the underwriters' overallotment option.

        During the past three years, we sold the following warrants without registration under the Securities Act of 1933, as amended:

Warrant holders	Number of Warrants
Parkwood Holdings Ltd.	4,700,000

        The foregoing warrants were issued on April 17, 2007 pursuant to the exemptions from registration contained in Section 4(2) and Regulation S of the Securities Act of 1933, as amended. The warrants were sold for an aggregate offering price of $4,700,000 at a purchase price of $1.00 per warrant. No underwriting discounts or commissions were paid with respect to such sales. Parkwood Holdings Ltd. is owned by Gordon A. McMillan, our Chairman, Andrew A. McKay, our Chief Executive Officer, and JovFunds. 1,762,500 of such warrants were subsequently transferred to 1600624 Ontario Inc., a corporation controlled by Mr. McMillan, and subsequently transferred to McMillan Family Foundation, a charitable foundation controlled by Mr. McMillan and his spouse. 587,500 of such warrants were subsequently transferred to 2099388 Ontario Inc., a corporation controlled by Mr. McKay.

Use of Proceeds from our Initial Public Offering and Private Placement

        On April 17, 2007, we closed our initial public offering of 12,500,000 units with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $6.00 per share. All of the units registered were sold at an offering price of $8.00 per unit and generated gross proceeds of $100,000,000. The securities sold in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-135790). The Securities and Exchange Commission declared the registration statement effective on April 11, 2007. Deutsche Bank Securities Inc. served as the lead underwriter in our initial public offering.

        Of the gross proceeds from our initial public offering: (i) we deposited $100,000,000 into a trust account at JP Morgan Chase Bank, NA, maintained by American Stock Transfer & Trust Company, as trustee, which amount included $3,000,000 of contingent underwriting discount and $4,700,000 that we received from the sale of warrants to Parkwood; (ii) the underwriters received $4,000,000 as underwriting discount (excluding the contingent underwriting discount); and (iii) we used $600,000 for offering expenses. None of the offering proceeds were paid directly or indirectly to any of our officers, directors or 10% stockholders. The net proceeds deposited into the trust account remain on deposit in the trust account, and have earned interest of approximately $1,000,000 through June 30, 2007.

        Following the consummation of our initial public offering through June 30, 2007, we incurred an aggregate of $203,856 in additional expenses, which consists of approximately $16,600 for director and officer insurance and other insurance, $84,500 for legal and accounting fees unrelated to our initial public offering, $35,000 for Delaware franchise taxes, $22,500 to Parkwood Holdings Ltd., or an affiliate of Parkwood, through June 30, 2007 for our office space and other general and administrative services and $45,200 for other expenses. We also accrued an income tax provision of $271,000.

        The net remaining proceeds from the initial public offering after deducting the underwriting discounts and commissions, the offering expenses and all other expenditures through June 30, 2007 were approximately $101,030,000, which consists of $129,799 of cash held outside the trust account and $100,900,143 held in the trust account, including accrued interest.

Issuer Repurchases

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
April 1, 2007 to April 31, 2007	468,750	(1)	$0.00	N/A	N/A
May 1, 2007 to May 31, 2007	0		N/A	N/A	N/A
June 1, 2007 to June 30, 2007	0		N/A	N/A	N/A

Total	468,750		$0.00	N/A

(1)
On May 17, 2007, 468,750 shares held by TFC Holdings Ltd. were redeemed by the Company for no consideration following expiration of the underwriters' overallotment option.

ITEM 6. SELECTED FINANCIAL DATA

        The following table summarizes the relevant financial data for our business and should be read in conjunction with our financial statements, and the notes and schedules related thereto, which are included in this report. To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and sourcing a suitable business combination candidate.

Period from June 30, 2006 (inception) to June 30, 2007
Operating Revenues	$—
Operating loss	$—
Interest income	$1,000,143
Net income	$525,287
Net income attributable to common stockholders	$367,753
Basic and diluted net income per share	$0.07
Weighted average shares outstanding	4,918,259
Working capital deficit (excludes assets held in the trust account and deferred underwriting fees)	$(329,715)
Total assets	$101,113,280
Common stock, subject to possible conversion, 3,748,750 shares at conversion value	$30,147,534
Stockholders' equity	$67,422,894

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We were formed on June 30, 2006 to consummate a merger, capital stock exchange, asset acquisition, exchangeable share transaction or other similar business combination with an operating business in the financial services industry. Our initial business combination must be with a business or businesses whose collective fair market value is at least equal to 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters' discount) at the time of the acquisition.

        On April 17, 2007, we completed our initial public offering ("IPO") of 12,500,000 Units. Each Unit consists of one share of our common stock, par value $0.001 per share, (the "Common Stock") and one warrant entitling the holder to purchase one share of our Common Stock at a price of $6.00. The public offering price of each Unit was $8.00, and we generated gross proceeds of $100,000,000 in the IPO. Of the gross proceeds: (i) we deposited $95,300,000 into a trust account at JP Morgan Chase Bank, NA, maintained by American Stock Transfer & Trust Company, as trustee, which included $3,000,000 of contingent underwriting discount; (ii) the underwriters received $4,000,000 as underwriting discount (excluding the contingent underwriting discount); and (iii) we retained $600,000 for offering expenses, plus $100,000 for working capital. In addition, we deposited into the trust account $4,700,000 that we received from the issuance and sale of 4,700,000 warrants to Parkwood Holdings Ltd., an entity owned 37.5% by our Chairman, Gordon McMillan, 12.5% by our Chief Executive Officer, Andrew McKay and 50% by JovFunds Management Inc.

        We intend to use substantially all of the funds held in the trust account, less the payment due the underwriter for the deferred underwriting discount, to acquire a target business. However, as long as we consummate a business combination with one or more target acquisitions with a fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account representing the underwriters' deferred discount), we may use the assets in the trust account for any purpose we may choose. To the extent that our capital stock or debt is used in whole or in part as consideration to consummate a business combination, the remaining proceeds held in the trust account will be used as working capital, including director and officer compensation, change-in-control payments or payments to affiliates, or to finance the operations of the target business, make other acquisitions and pursue our growth strategies.

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

        We anticipate that we will incur approximately $700,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigation, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to Parkwood Holdings Ltd. or an affiliate of Parkwood Holdings Ltd. ($7,500 per month for 24 months), $300,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $150,000 for general working capital that can be used for fairness opinions in connection with our acquisition plans, and approximately $550,000 for director and officer liability insurance premiums and other miscellaneous expenses, including trustee and escrow agent fees, and reserves. We do not believe that we will need to raise additional funds following the offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through an offering of debt or equity securities if funds are required to consummate a business combination that is presented to us, although we have not entered into any such arrangements and have no current intention of doing so. Messrs. McMillan and McKay and JovFunds each have jointly and severally agreed to pay, on our behalf any expenses in excess of $1,700,000 that we may incur in connection with our pursuit of a business combination. Such amounts will be reimbursed upon consummation of our initial business combination.

        As indicated in the accompanying financial statements, at June 30, 2007, we had $129,799 in cash and $100,900,143 in cash held in the trust account. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure investors that our plan to consummate a business combination will be successful.

        For the period from June 30, 2006 (inception) through June 30, 2007, we had a net income of $525,287, consisting of interest income of approximately $1 million less costs attributable to organization, formation and general and administrative of $203,856 and net of a provision for income taxes of $271,000. Through June 30, 2007 we did not engage in any significant operations. Our activities from inception through June 30, 2007 were to prepare for our IPO and begin the identification of a suitable business combination candidate.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with general accepting accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have determined that we currently are not subject to any critical accounting policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business. We have neither engaged in any operations nor generated any revenues. As the proceeds from our initial public offering held in the trust account have been invested in short term investments, our only market risk exposure relates to fluctuations in interest.

        As of June 30, 2007, $100,900,143 of the net proceeds of our initial public offering (including accrued interest) was held in the trust account for the purposes of consummating a business combination. American Stock Transfer & Trust Company, the trustee, has invested the money held in the trust account at JPMorgan Chase Bank, NA.

        We have not engaged in any hedging activities since our inception on June 30, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial statements are attached hereto beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic filings with the SEC under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. Management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of June 30, 2007. Based upon that evaluation, management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During our fiscal quarter ended June 30, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors and Executive Officers

        Our current directors and executive officers are as follows:

Name	Age	Position
Gordon A. McMillan	39	Chairman of the Board
Andrew A. McKay	48	Chief Executive Officer and President
John Anderson	61	Chief Financial Officer
Philip Armstrong	57	Director
Robert C. Hain	54	Director
Stephen T. Moore	53	Director
Robert Penteliuk	39	Director

        Gordon A. McMillan has been an entrepreneur in the financial services industry in Canada for the past twelve years. From December 2005 until the present, he has served as Chairman and a director of JovFunds Management Inc. (formerly, Fairway Asset Management Corp.), an asset management holding company focused on private equity and structured investment products. From 2000 to 2005, Mr. McMillan was the Chief Executive Officer and a director of NGB Management Ltd., a private equity firm he founded which was focused on providing growth capital to life sciences companies in Canada. From 2000 to 2003, Mr. McMillan was the Chief Executive Officer and a director of Skylon Capital Corp., a private investment management holding company and VentureLink Capital Corp., a private equity firm providing growth capital to a broad range of companies in Canada, including firms operating in the Canadian financial services sector. Prior to co-founding Skylon and VentureLink, from 1995 to 2000 Mr. McMillan was the President, Chief Executive Officer and a director of Triax Capital Corp., a private Canadian investment management holding company. In addition to his activities in the Canadian investment management industry, Mr. McMillan was a founder and serves as Trustee of Impax Energy Services Income Trust, a publicly traded Canadian income trust which, through its subsidiaries, provides services to the Canadian oil and gas industry. Mr. McMillan holds a Bachelor of Laws degree from Queen's University in Kingston, Ontario and is a member of the Law Society of Upper Canada.

        Andrew A. McKay was a founder and until November, 2006, a Managing Director of JovFunds, a private Canadian asset management firm which was sold to Jovian Capital Corporation, a public Canadian asset management firm, in 2006. From November 2003 until May 2006, Mr. McKay was Chief Executive Officer of JovFunds. Previously, from January 2000, to November 2003, Mr. McKay was a co-founder, Chief Operating officer and a Director of Skylon Capital Corp., an investment holding company. Prior to co-founding Skylon, from 1994 until 1999, Mr. McKay was a Director of Altamira International Bank (Barbados) Inc., the offshore asset management subsidiary of Altamira Management Ltd., a major Canadian investment counselor, and an officer of Ivory & Sime plc, a leading U.K. investment management firm. Mr. McKay is a Fellow of both the Institute of Chartered Management Accountants and the Institute of Chartered Secretaries and Administrators.

        John Anderson serves as Chief Financial Officer of Impax Energy Services Income Trust. As a Chartered Accountant, Mr. Anderson was with Ernst & Young LLP for 24 years, the last 13 of which he served as a partner in the audit area. He left Ernst & Young LLP to become the chief financial officer of The T. Eaton Company Ltd. Having seen The T. Eaton Company through its first restructuring in 1997, Mr. Anderson spent two years with MDS Capital Corp., a venture capital company in the biotech sector. Mr. Anderson spent the next two years with a start-up company involved in nanotechnology. More recently, Mr. Anderson has been a financial consultant to numerous private and public companies, often as acting chief financial officer or project leader for complicated transactions. Mr. Anderson is currently a director of Roots Canada, a director of the Canadian Medical Discoveries Fund and Chairman of the board of Ridley College.

        Philip Armstrong has been, since July 2003, the President and Chief Executive Officer and a Director of Jovian Capital Corporation, a TSX Venture Exchange-listed company which invests in the financial services industry, and was a founding principal in 2001. Prior to that time he was President and a Director of Altamira Investment Services Inc. from August 1987 to January 2001, and was also a founding Partner. Mr. Armstrong served as Chairman of The Investment Funds Institute of Canada and Chairman of The Mutual Fund Dealer's Association. He currently serves on the board of the Canadian Opera Company, Ireland Fund of Canada and Mr. Armstrong holds a BA (Law) with Honours from Manchester Polytechnical.

        Robert C. Hain has been Chairman of City Financial Investment Company Limited, a London-based investment firm focused on providing mutual funds for individual investors in the United Kingdom, Europe and the Middle East, since January 2006. Prior to that time, from December 2001 until November 2004 he was Chief Executive Officer of INVESCO UK Ltd., a large asset manager in the United Kingdom and prior to that time, from 1998 until 2001, he was Chief Executive Officer of AMVESCAP's Canadian AIM TRIMARK business. Mr. Hain holds a Bachelor of Arts degree from the University of Toronto and a B Litt degree from Oxford University.

        Stephen T. Moore has been a Managing Director and the Chief Compliance Officer for Newhaven Asset Management, Inc., an investment counseling firm, since its formation in January 2006. Mr. Moore has held a number of positions in the financial services industry during the past 27 years, including vice president and director of Burns Fry Ltd. from 1979 to 1993, Lancaster Financial Inc. from May 1993 to January 1995, and TD Securities Inc. from January 1995 to February 1996. In addition, he was a founder and Managing Director of Kensington Capital Partners, a company specializing in advisory services and private equity, from February 1996 to May 2004. Mr. Moore is currently a trustee of CI Financial Income Fund, a trustee of the Advantaged Preferred Share Trust, and a trustee of Impax Energy Services Income Trust. Mr. Moore holds a Bachelor's degree in Economics and a Masters of Business Administration from Queen's University.

        Robert Penteliuk has been a principal of Genuity Capital Markets since February 2005 and in that capacity, has advised on a variety of major public financings and mergers and acquisitions. His most recent financing clients include Addenda Capital, Canaccord Capital, Gluskin Sheff and GMP Capital. Mr. Penteliuk has also acted as an advisor for numerous financial services mergers and acquisition transactions including CI Financial conversion to an income trust, Manulife's acquisition of John Hancock, Assante Corporation's sale to CI Fund Management, Mackenzie Financial Corporation's sale to Investors Group, as well as advising AMVESCAP PLC in its acquisition of Trimark Financial Corporation. Prior to joining Genuity Capital Markets in 2004, Mr. Penteliuk worked for CIBC World Markets from November 1997 until December 2004, most recently as a Managing Director in Investment Banking. Mr. Penteliuk's background includes experience in real estate, hospitality and technology sectors as well as corporate restructuring and workout situations. Mr. Penteliuk graduated with an Honours degree in Business Administration from Wilfrid Laurier University and has obtained his Chartered Financial Analyst designation.

        These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target acquisition, and structuring, negotiating and consummating its acquisition. None of these individuals has been or currently are principals of or affiliated with a blank check company. However, we believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transactional expertise should enable them to successfully identify and consummate an acquisition.

        The term of office of the first class of directors, consisting of Mr. Moore, will expire at our first annual meeting of stockholders in 2008. The term of office of the second class of directors, consisting of Messrs. Penteliuk and Armstrong, will expire at the second annual meeting in 2009. The term of office of the third class of directors, consisting of Messrs. McMillan and Hain, will expire at the third annual meeting in 2010. All of our directors have served as directors since the inception of our company.

Director Independence

        We currently have three independent directors: Robert C. Hain, Stephen T. Moore and Robert Penteliuk. Our board of directors currently complies with and we intend that it will continue to comply with the independence requirements of the American Stock Exchange (including the transition rules for companies consummating an initial public offering) and to be comprised of such number of independent directors as is required by such rules. By "independent director," we mean a person other than an officer or employee of ours or any other individual having a relationship, which, in the opinion of our board of directors would interfere with the director's exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors will be present.

        Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent directors and our directors who do not have a pecuniary interest in the transaction, in either case who had access, at our expense, to attorneys or independent legal counsel. Whether or not independent, our directors will be our fiduciaries and, as such, must exercise discretion over future transactions consistent with their responsibilities as fiduciaries. Moreover, we intend to obtain estimates from unaffiliated third parties for similar goods or services, taking into account, in addition to price, the quality of the goods or services to be provided by such third parties to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from unaffiliated third parties.

Committees of the Board of Directors

        Our board of directors has established a standing audit committee and a standing nominating committee.

Audit Committee

        Our audit committee consists of Robert C. Hain, Stephen T. Moore and Robert Penteliuk, each of whom is an independent director. The audit committee's duties, which are specified in our Audit Committee Charter, include, but are not limited to:

  •
  serving as an independent and objective party to monitor our financial reporting process, audits of our financial statements and internal control system;

  •
  reviewing and appraising the audit efforts of our independent registered public accounting firm and internal finance department; and

  •
  providing an open avenue of communications among our independent registered public accounting firm, financial and senior management, our internal finance department, and the board of directors.

Independence of and Financial Experts on Audit Committee

        The audit committee currently has three independent directors and currently complies with and we intend that it will continue to comply with the independence requirements of the Rule 10A-3 of the Securities and Exchange Act of 1934, as amended, and the rules of the American Stock Exchange and is comprised of members who are "financially literate," meaning they are able to read and understand fundamental financial statements, including a company's balance sheet, income statement and cash flow statement.

        In addition, the audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual's financial sophistication. The board of directors has determined that Mr. Penteliuk satisfies the definition of financial sophistication and also qualifies as an "audit committee financial expert," as defined under the SEC's rules and regulations.

Nominating Committee

        Our nominating committee consists of Robert C. Hain, Stephen T. Moore and Robert Penteliuk and is responsible for selecting, researching and nominating directors for election by our stockholders and selecting nominees to fill vacancies on the board or a committee of the board.

        The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the board of directors of a public company, and be able to promote a diversity of views based on the person's education, experience and professional employment. The nominating committee evaluates each individual in the context of the board as a whole, with the objective of recommending a group of that can best implement our business plan, perpetuate our business and represent stockholder interests. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation of Officers and Directors

        No executive officer has received any cash compensation for services rendered to us. Commencing on the effective date of our registration statement through the consummation of an initial business combination, pursuant to a letter agreement, we have paid and will continue to pay Parkwood Holdings Ltd., a company that is wholly owned by Messrs. McMillan and McKay and JovFunds, or an affiliate of Parkwood Holdings, Ltd., a fee of $7,500 per month for providing us with administrative services. Other than the fees payable to Parkwood Holdings Ltd., or an affiliate of Parkwood Holdings, Ltd., pursuant to the agreement described above, no compensation of any kind, including finder's, consulting fees or other similar compensation, will be paid by us to any of our officers, directors, private stockholders or any of their respective affiliates, prior to or in connection with a business combination, provided, however, that, although no agreement or arrangement is currently in place or contemplated, Genuity Financial Group or its subsidiaries (affiliated with our director Robert Penteliuk) would not be prohibited from earning a fee in connection with our initial business combination. Our officers, directors and private stockholders and their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and 10% stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the fiscal year ended June 30, 2007, all 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met in a timely manner.

Code of Ethics

        Our board of directors has adopted a code of ethics, which establishes standards of ethical conduct applicable to all our directors, officers and employees. This code of ethics addresses conflicts of interest, compliance with disclosure controls and procedures and internal control over financial reporting, corporate opportunities and confidentiality requirements. The audit committee is responsible for applying and interpreting our code of ethics in situations where questions are presented to it.

        Our code of ethics may be viewed on our website at www.tailwindfc.com.

        We undertake to provide without charge to any person, upon written or verbal request of such person, a copy of the our code of ethics. Requests for a copy should be directed in writing to Tailwind Financial Inc., BCE Place, 181 Bay Street, Suite 2040, Toronto, Ontario, Canada M5J 2T3, Attention: Andrew A. McKay, or by telephone at (416) 601-2422.

Promoters

        Any of Messrs. McMillan, McKay, Armstrong, Hain, Moore and Penteliuk and JovFunds may be deemed our "promoters" as that term is defined under the Federal securities laws.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        No executive officer has received any cash compensation for services rendered to us. Commencing on April 11, 2007, the effective date of our registration statement, through the consummation of a business combination, pursuant to a letter agreement, we will pay Parkwood Holdings Ltd., or an affiliate of Parkwood, a fee of $7,500 per month for providing us with administrative services. Other than the fees payable to Parkwood Holdings Ltd. pursuant to this agreement, no compensation of any kind, including finder's, consulting fees or other similar compensation, will be paid by us or any other entity to any of our existing officers, directors, existing stockholders or any of their respective affiliates, prior to or in connection with a business combination. However, such individuals and entities will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. The compensation of our Chief Executive Officer, Chief Financial Officer and other officers will be determined by a majority of our independent directors in accordance with Section 805 of the American Stock Exchange Company Guide.

Compensation Committee Interlocks and Insider Participation

        Our board of directors has not established a compensation committee of the board of directors. The compensation of our Chief Executive Officer, Chief Financial Officer and other officers will be determined by a majority of our independent directors in accordance with Section 805 of the American Stock Exchange Company Guide.

        No members of our board of directors has a relationship that would constitute an interlocking relationship with executive officers or directors of the company or another entity.

Compensation Committee Report

        Our board of directors has not established a compensation committee of the board of directors. The compensation of our Chief Executive Officer, Chief Financial Officer and other officers will be determined by a majority of our independent directors in accordance with Section 805 of the American Stock Exchange Company Guide.

        Our board of directors has reviewed and discussed the Compensation Discussion and Analysis with management, and, based on such review and discussion, the board of directors determined that the Compensation, Discussion and Analysis be included in this Annual Report on Form 10-K.

  Independent Board Members:

    Robert Hain
    Robert Penteliuk
    Stephen T. Moore

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information regarding beneficial ownership of our common stock as of September 6, 2007, by each person who is known by us to own beneficially more than 5% of our outstanding shares of common stock.

Name of Beneficial Owner(1)	Amount of Beneficial Ownership of Common Stock	Percent of Common Stock(2)
Dorset Management Corporation(3)	1,250,000	9.38%
Fir Tree, Inc.(4)	965,000	7.24%
QVT Financial LP(5)	859,000	6.45%

(1)
Except as set forth in the footnotes to this table, the persons named in the table above have sole voting and dispositive power with respect to all shares shown as beneficially owned by them.

(2)
Amount and applicable percentage of ownership is based on 13,323,588 shares of our common stock outstanding on September 6, 2007, resulting in a different percentage than reported by the beneficial owners on their respective Schedule 13G filings.

(3)
David M. Knott is the president of Dorsett Management Corporation and may be deemed to beneficially own the same number of shares of common stock reported by Dorsett Management Corporation. The business address, or residence, of each of Mr. Knott and Dorsett Management Corporation is 485 Underhill Boulevard, Suite 205, Syosset, New York 11791. The foregoing information was derived from a Schedule 13G filed with the SEC on April 17, 2007.

(4)
Sapling and Fir Tree Recovery Master Fund, L.P. are the beneficial owners of 774,900 shares of common stock and 190,100 shares of common stock, respectively. Fir Tree may be deemed to beneficially own the shares of common stock held by Sapling and Fir Tree Recovery as a result of being the investment manager of Sapling and Fir Tree Recovery. Sapling and Fir Tree Recovery are the beneficial owners of 5.0% and 1.2%, respectively, of the outstanding shares of common stock. Collectively, Sapling, LLC and Fir Tree, Inc. beneficially own 965,000 shares of common stock which represent 6.2% of the shares of common stock outstanding. Sapling may direct the vote and disposition of 774,900 shares of common stock. Fir Tree Recovery may direct the vote and disposition of 190,100 shares of common stock. Fir Tree has been granted investment discretion over the common stock held by Sapling and Recovery. The business address of each of Sapling, LLC and Fir Tree, Inc. is 505 Fifth Avenue, New York, New York 10017. The foregoing information was derived from a Schedule 13G filed with the SEC on April 20, 2007.

(5)
QVT Financial LP, or QVT Financial, is the investment manager for QVT Fund LP, or the Fund, which beneficially owns 831,884 shares of common stock. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG, or the Separate Account, which holds 27,116 shares of common stock. QVT Financial has the power to direct the vote and disposition of the shares of common stock held by the Fund and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 859,000 shares of common stock, consisting of the shares owned by the Fund and the shares held in the Separate Account. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of common stock reported by QVT Financial. The Fund beneficially owns 831,884 shares of common stock. QVT Associates GP LLC, as General Partner of the Fund, may be deemed to beneficially own the same number of shares of common stock reported by the Fund. The Fund and the Separate Account also own warrants to purchase additional shares of common stock. Each of QVT Financial and QVT Financial GP LLC disclaim beneficial ownership of the shares of common stock owned by the Fund and the shares of common stock held in the Separate Account. QVT Associates GP LLC disclaims beneficial ownership of all shares of common stock owned by the Fund, except to the extent of its pecuniary interest therein. The business address of each of QVT Financial LP, QVT Financial GP LLC, and QVT Associates GP LLC is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036. The business address of QVT Fund LP is Walkers SPV, Walkers House, P.O. Box 908GT, Mary Street, George Town, Grand Cayman, Cayman Islands. The foregoing information was derived from a Schedule 13G filed with the SEC on May 25, 2007.

        The following table sets forth certain information regarding beneficial ownership of our common stock and warrants as of September 6, 2007, by (i) each of our executive officers for the fiscal year ended June 30, 2006, (ii) each of our directors, and (iii) all directors and executive officers as a group.

Our warrants become exercisable on the later of the completion of our initial business combination and April 11, 2008. These warrants expire on April 11, 2011, or earlier upon redemption.

Names and Addresses of Beneficial Owners(1)	Amount of Beneficial Ownership of Common Stock(2)	Percent of Common Stock	Amount of Beneficial Ownership of Warrants	Percent of Warrants
Executive Officers
Andrew A. McKay	378,906	2.4%	587,500	3.4%
John Anderson	0	0%	0	0%
Directors
Gordon A. McMillan(3)	3,125,000	20.0%	4,700,000	27.3%
Robert Penteliuk	31,250	0.2%	0	0.0%
Robert C. Hain	31,250	0.2%	0	0.0%
Stephen T. Moore	31,250	0.2%	0	0.0%
Philip Armstrong	0	0%	0	0%
All executive officers and directors as a group	3,125,000	20.0%	4,700,000	27.3%

(1)
The business address of each of our officers and directors is BCE Place, 181 Bay Street, Suite 2040, Toronto, Ontario, Canada, M5J 2T3.

(2)
TFC Holdings Ltd. holds 3,125,000 shares of common stock. TFC Holdings Ltd. is owned 97% by Parkwood Holdings Ltd. and 1% each by Messrs. Hain, Moore and Penteliuk. Members of TFC Holdings Ltd. have the right to vote the shares of our common stock that TFC Holdings Ltd. holds pro rata in accordance with each member's interest in TFC Holdings Ltd. Any shares of common stock acquired by TFC Holdings Ltd. cannot be sold or transferred until one year following our initial business combination. Upon the expiration of one year following our initial business combination, TFC Holdings Ltd. will distribute to its members all shares of our common stock that it holds. On August 24, 2006, JovFunds Management Inc. became a stockholder of Parkwood Holdings Ltd.; JovFunds Management Inc. owns 50%, Mr. McMillan owns 37.5% and Mr. McKay owns 12.5% of Parkwood Holdings Ltd.. Parkwood Holdings Ltd. also purchased 4,700,000 warrants sold in a private placement prior to the offering. Each of Messrs. McMillan and McKay disclaims beneficial ownership with respect to the shares and the warrants beneficially owned by Parkwood Holdings Ltd. except to the extent of their respective pecuniary interests therein.

(3)
Mr. McMillan is also an executive officer of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On July 12, 2006, we issued to the following shares of our common stock to the following entity for an aggregate of $31,250 in cash.

TFC Holdings Ltd.	3,125,000

Total:	3,125,000

        As a result of our 1 for 1.15 stock split in the form of a stock dividend on March 14, 2007, these shares converted into 3,593,750 shares. 468,750 of such shares were redeemed by us as the underwriters' over-allotment option was not exercised.

        TFC Holdings Ltd. is owned 97% by Parkwood Holdings Ltd. and 1% each by Messrs. Hain, Moore and Penteliuk, each of whom are members of our board of directors. We also sold to Parkwood

Holdings Ltd., 4,700,000 warrants for $4,700,000 in cash, at a purchase price of $1.00 per warrant. Parkwood Holdings Ltd. is owned by Gordon A. McMillan, Andrew A. McKay and JovFunds Management Inc. Until November 2006, Mr. McKay, our Chief Executive Officer, was a Managing Director of JovFunds and Mr. McMillan is Chairman of JovFunds. 1,762,500 of such warrants were subsequently transferred to 1600624 Ontario Inc., a corporation controlled by Mr. McMillan, and subsequently transferred to McMillan Family Foundation, a charitable foundation controlled by Mr. McMillan and his spouse. 587,500 of such warrants were subsequently transferred to 2099388 Ontario Inc., a corporation controlled by Mr. McKay.

        The holders of the majority of these shares and warrants are entitled to make up to two demands that we register these shares, warrants and the shares of common stock underlying such warrants. The holders of the majority of these shares may elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. The holders of the majority of these warrants can elect to exercise these registration rights at any time commencing three months prior to the date upon which they will first become eligible for resale. In addition, these warrant holders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the date they become eligible for resale. We will bear the expenses incurred in connection with the filing of any of these registration statements.

        The payment to Parkwood Holdings Ltd., a company that is wholly owned by Messrs. McMillan and McKay and JovFunds, or to an affiliate of Parkwood Holdings, Ltd., of a monthly fee of $7,500 is for certain administrative services, including approximately 1,500 square feet of office space located at BCE Place, 181 Bay Street, Suite 2040, Toronto, Ontario, Canada, utilities and secretarial support. Mr. McKay is the President of Parkwood Holdings Ltd. and Messrs. McMillan and McKay and JovFunds each will benefit from the transaction with Parkwood Holdings Ltd., or an affiliate of Parkwood Holdings, Ltd. However, this arrangement is solely for our benefit and is not intended to provide Messrs. McMillan or McKay or JovFunds compensation in lieu of a salary.

        To fund pre-offering expenses associated with our initial public offering, Parkwood Holdings, Ltd. loaned $368,750 to us in exchange for a promissory note, without interest, which was repaid from the proceeds of our initial public offering.

        We will reimburse our officers and directors, subject to board approval, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target acquisitions and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

        Other than the $7,500 per month administrative fee payable to Parkwood Holdings Ltd., or to an affiliate of Parkwood Holdings, Ltd., and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder's and consulting fees, will be paid by us to any of our private stockholders, officers or directors who owned our common stock prior to the offering, or to any of their respective affiliates or family members for services rendered to us prior to or with respect to the initial transaction, provided, however, that, although no agreement or arrangement is currently in place or contemplated, Genuity Financial Group and its subsidiaries are not prohibited from earning a fee in connection with our initial business combination.

        All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our uninterested "independent"

directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested "independent" directors (or, if there are no "independent" directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

        Pursuant to our Audit Committee charter, following consummation of the offering, any related party transaction, as defined in SEC Rule S-K 404(a) must be reviewed and approved by our Audit Committee. The transactions described in this section were not pre-approved by our Audit Committee as they were entered into prior to consummation of our initial public offering.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

        The following table sets forth the fees billed or anticipated for the periods indicated for professional services rendered by BDO Seidman, LLP, our independent registered public accounting firm.

	Fiscal Year Ended June 30, 2007		Fiscal Year Ended June 30, 2006
Audit Fees(1)		$98,903	N/A
Audit-Related Fees(2)	$	N/A	N/A
Tax Fees(3)	$	N/A	N/A
All Other Fees	$	N/A	N/A

Total		$98,903	N/A

(1)
Audit fees (including expenses) related to professional services rendered in connection with our initial public offering (financial statements included in our Registration Statement on Form S-1 and our Current Report on Form 8-K filed with the SEC on April 18, 2007), aggregating $72,179, for the audit of our financial statements for the period from June 30, 2006 (date of inception) to June 30, 2007, estimated to be $19,000, and for the quarterly review of financial statements included in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2007, $7,724.

(2)
Audit-related fees include professional services related to the audit of our financial statements and consultation on accounting standards or transactions.

(3)
Tax fees relate to professional services rendered for tax compliance, tax advice and tax planning.

Approval of Independent Registered Public Accounting Firm Services and Fees

        The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

        In addition to retaining BDO Seidman LLP to audit our financial statements for the period July 30, 2006 (date of inception) through June 30, 2007, we may retain BDO Seidman LLP to provide advisory services and due diligence work in connection with prospective business combinations to us in our 2008 fiscal year. We understand the need for BDO Seidman LLP to maintain objectivity and independence in its audit of our financial statements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

        See financial statements commencing on page F-1 hereof.

(a)(2) Financial Statement Schedules

        No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

EXHIBIT INDEX

1.1	Underwriting Agreement
3.1	Second Amended and Restated Certificate of Incorporation
**3.2	Restated Bylaws
4.1	Specimen Unit Certificate
4.2	Specimen Common Stock Certificate
4.3	Specimen Warrant Certificate
4.4	Unit Purchase Option granted to Representative
4.5	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant
4.6	Securities Escrow Agreement among American Stock Transfer & Trust Company, the Initial Stockholders and the Registrant
10.1	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant
10.2	Registration Rights Agreement among the Registrant and the Initial Stockholders
*10.3	Administrative Services Agreement between the Registrant and Parkwood Holdings Ltd.
*10.4	Second Amended and Restated Subscription Agreement between the Registrant and TFC Holdings Ltd.
*10.5	Promissory Note issued to Parkwood Holdings Ltd. on July 12, 2006
*10.6	Second Amended and Restated Warrant Purchase Agreement between the Registrant and Parkwood Holdings Ltd.
10.7	Letter Agreement between the Registrant and Andrew A. McKay
10.8	Letter Agreement between the Registrant and Gordon A. McMillan
10.9	Letter Agreement between the Registrant and Robert Penteliuk
10.10	Letter Agreement between the Registrant and TFC Holdings Ltd.
10.11	Letter Agreement between the Registrant and Parkwood Holdings Ltd.
10.12	Letter Agreement between the Registrant and JovFunds Management Inc.
10.13	Letter Agreement between the Registrant and Robert C. Hain
10.14	Letter Agreement between the Registrant and Stephen T. Moore
10.15	Letter Agreement between Registrant and Philip Armstrong
*10.16	Promissory Note issued to Parkwood Holdings Ltd. on February 2, 2007
*10.17	Extension Agreement dated March 14, 2007
10.18	Amendment to Securities Escrow Agreement
10.19	Form of Indemnification Agreement
24	Power of Attorney (included on the signature page)
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
*99.1	Audit Committee Charter
*99.2	Code of Ethics
*99.3	Nominating Committee Charter

*
Incorporated by reference to the documents previously filed by us with the SEC, as exhibits to our registration statement on Form S-1 (File No. 333-135790) effective as of April 11, 2007.

**
Incorporated by reference to the Restated Bylaws previously filed by us with the SEC, as an exhibit to our Form 8-K filed on May 15, 2007.

SIGNATURES

        Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAILWIND FINANCIAL INC.
By:	/s/ ANDREW A. MCKAY Name: Andrew A. McKay Title: Chief Executive Officer

Date: September 25, 2007

POWER OF ATTORNEY AND SIGNATURES

        Each of the undersigned officers and directors of Tailwind Financial Inc. hereby severally constitutes and appoints Andrew A. McKay, his true and lawful attorney, with full power to him, to sign for him in his name in the respective capacities indicated below, all amendments to this Annual Report on Form 10-K, and generally to do all things in his name and on his behalf in such capacities to enable Tailwind Financial Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 25th day of September, 2007.

Name	Title	Date

/s/ GORDON A. MCMILLAN Gordon A. McMillan	Chairman of the Board	September 25, 2007
/s/ ANDREW A. MCKAY Andrew A. McKay	Chief Executive Officer (principal executive officer)	September 25, 2007
/s/ JOHN ANDERSON John Anderson	Chief Financial Officer (principal accounting and financial officer)	September 25, 2007
/s/ ROBERT PENTELIUK Robert Penteliuk	Director	September 25, 2007
/s/ ROBERT C. HAIN Robert C. Hain	Director	September 25, 2007

/s/ STEPHEN T. MOORE Stephen T. Moore	Director	September 25, 2007
/s/ PHILIP ARMSTRONG Philip Armstrong	Director	September 25, 2007

FINANCIAL STATEMENTS
Tailwind Financial Inc.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of
Tailwind Financial Inc.

        We have audited the accompanying balance sheet of Tailwind Financial Inc. (a development stage company) as of June 30 2007, and the related statements of operations, stockholders' equity and cash flows for the period from June 30, 2006 (date of inception) through June 30, 2007. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tailwind Financial Inc. as of June 30, 2007, and the results of its operations and its cash flows for the period from June 30, 2006 (date of inception) to June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
New York, New York
September 20, 2007

Tailwind Financial Inc.

(A Development Stage Company)

BALANCE SHEET

June 30, 2007
ASSETS
Current assets:
Cash	$129,799
Cash and cash equivalents held in the trust account (Note 1)	100,900,143
Prepaid insurance	83,338

Total Current Assets	$101,113,280

Total Assets	$101,113,280

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Deferred underwriting fee (Note 4)	$3,000,000
Accrued offering costs	100,000
Accounts payable and accrued expenses	171,852
Income taxes payable	271,000

Total current liabilities	3,542,852

Common stock subject to possible conversion (3,748,750 shares at conversion value) (Note 1)	30,147,534

Commitments (Note 4)
Stockholders' Equity (Notes 1 and 3):
Preferred stock, par value $.01 per share, 5,000,000 shares authorized, 0 shares issued
Common stock, par value $.001 per share, 70,000,000 share authorized, 11,876,250 shares issued and outstanding (excluding 3,748,750 shares subject to possible conversion)	12,298
Additional paid-in capital	66,885,309
Retained earnings accumulated in the development stage	525,287

Total stockholders' equity	67,422,894

Total liabilities and stockholders' equity	$101,113,280

See notes to financial statements.

Tailwind Financial Inc.

(A Development Stage Company)

STATEMENT OF OPERATIONS
For the year ended June 30, 2006 (Inception) to June 30, 2007

Interest income	$1,000,143
Formation, general and administrative expenses (Note 4)	203,856

Net income before income taxes	796,287
Income taxes (Note 6)	271,000

Net income for the year	$525,287
Accretion of Trust Account relating to common stock subject to possible conversion	157,534

Net income attributable to common stockholders	$367,753

Number of shares outstanding subject to possible conversion, basic and diluted	3,748,750
Net income per share subject to possible conversion, basic and diluted	$0.04

Weighted average number of shares outstanding, basic and diluted	4,918,289
Net income per share—basic and diluted	$0.07

See notes to financial statements.

Tailwind Financial Inc.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY
For the year ended June 30, 2006 (Inception) to June 30, 2007

	Common Stock
			Additional Paid-In Capital		Retained earnings accumulated in the development stage
	Shares	Amount		Treasury Stock		Total
Balance at, June 30, 2006	—	$—	$—	$—	$—	$—
Issuance of Common Stock to initial stockholders	3,593,750	3,594	27,656	—	—	31,250
Proceeds from sale of underwriter's purchase option	—	—	100	—	—	100
Proceeds from issuance of warrants	—	—	4,700,000	—	—	4,700,000
Sale of 12,500,000 units through public offering net of underwriter's discount and offering expenses and net of $29,990,000 of proceeds allocable to 3,748,750 shares of common stock subject to possible conversion	8,751,250	8,751	62,315,040	—	—	62,323,791
Forfeiture of common stock issued to initial stockholders			3,520,312	(3,520,312)	—	—
Cancellation of common stock received from initial stockholders	(468,750)	(47)	(3,520,265)	3,520,312	—	—
Net income for the year	—	—	—	—	525,287	525,287
Accretion of Trust Account relating to common stock subject to possible conversion	—	—	(157,534)	—	—	(157,534)

Balance at June 30, 2007	11,876,250	$12,298	$66,885,309	$—	$525,287	$67,422,894

See notes to financial statements.

Tailwind Financial Inc.

(A Development Stage Company)

STATEMENT OF CASH FLOWS
For the year ended June 30, 2006 (Inception) to June 30, 2007

OPERATING ACTIVITIES
Net income for the year	$525,287
Adjustments to reconcile net income to net cash provided by operating activities
Prepaid insurance	(83,338)
Accounts payable and accrued expenses	171,852
Income taxes payable	271,000

Net cash provided by operating activities	$884,801

INVESTING ACTIVITIES
Cash contributed to Trust Account	$(100,000,000)
Interest reinvested in Trust Account	(1,000,143)
Cash transferred from Trust Account to operations	100,000

Net cash used in investing activities	$(100,900,143)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	$31,250
Proceeds from notes payable to initial stockholders	368,750
Repayment of notes payable to initial stockholders	(368,750)
Proceeds from issuance of insider warrants	4,700,000
Proceeds from purchase of underwriter's purchase options	100
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	29,990,000
Net proceeds from sale of units through public offering allocable to:
Stockholders' equity	62,423,791
Deferred underwriting fees	3,000,000

Net cash provided by financing activities	$100,145,141

Net increase in cash	129,799
Cash
Beginning of year	—

End of year	$129,799

Supplemental disclosure of non-cash financing activity:
Accrued offering costs	$100,000
Fair value of underwriter's purchase option included in offering costs	$1,108,000
Accretion of Trust Account relating to common stock subject to possible conversion	$157,534

See notes to financial statements.

Tailwind Financial Inc.

(A Development Stage Company)

Notes to Financial Statements
Period from June 30, 2006 (Date of Inception) Through June 30, 2007

NOTE 1—ORGANIZATION AND BUSINESS OPERATIONS

        Tailwind Financial Inc. (the "Company"), was incorporated in Delaware on June 30, 2006 as a blank check development stage company whose objective is to acquire, through a purchase, asset acquisition, or other business combination (each a "Business Combination") one or more operating businesses in the financial services industry.

        The Company consummated a public offering ("Offering") on April 17, 2007. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully consummate a Business Combination. Upon the closing of the Offering, 100% of the proceeds were deposited in a trust account ("Trust Account") and invested only in "government securities" or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of a first Business Combination or (ii) dissolution and liquidation of the Company. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

        With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Initial Stockholders. An amount of $29,990,000 (plus accretion of $157,534) has been classified as common stock subject to possible conversion in the balance sheet as at June 30, 2007.

        On March 14, 2007, the Company's amended and restated certificate of incorporation was filed which provides for the Company's common stock to have a par value of $0.001 per share (as retroactively reflected in the financial statements). On April 12, 2007, the Company amended and restated its certificate of incorporation to provide for mandatory dissolution of the Company and subsequent liquidation of the funds held in the trust account in the event that the Company does not consummate a Business Combination or execute a letter of intent, agreement in principal or definitive agreement for a Business Combination within 18 months from the date of the consummation of the

Offering (October 17, 2008). It also provides that 24 months from consummation of the Offering the Company's corporate existence will cease (April 17, 2009). On March 14, 2007, the Company's Board of Directors declared a 1 for 1.15 stock split in the form of a stock dividend (as retroactively reflected in the financial statements). In the event of dissolution and liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 3). The amended and restated certificate of incorporation authorizes 5,000,000 shares of preferred stock and 70,000,000 shares of common stock.

        On May 17, 2007, the Initial Stockholders returned an aggregate of 468,750 shares of the Company's common stock to the Company for cancellation. At the date of the return and cancellation, management determined the fair value to be $7.51 per share based on the common stock closing price on May 17, 2007. Accordingly, on May 17, 2007, the Company recorded the $3,520,312 value of the shares contributed to treasury stock and a $3,520,312 corresponding credit to additional paid-in capital. Upon receipt, such shares were then immediately cancelled by the Company which resulted in the retirement of the treasury stock and a corresponding charge to additional paid-in capital and common stock.

        As indicated in the accompanying financial statements, at June 30, 2007, the Company has no operations other than interest income on funds held in the Trust Account. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. There is no assurance that the Company's plans to consummate a Business Combination will be successful or successful within the target business acquisition period.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The financial statements include the accounts of the Company. The Company has not commenced operations. All activity through June 30, 2007 is related to the Company's formation and preparation for the Offering as well as activities relating to identification of a suitable business combination candidate. The Company has selected June 30 as its fiscal year end.

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk.

Income Taxes

        The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Earnings Per Common Share

        Basic earnings per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to common stockholders by their weighted average number of common shares outstanding during the period. Calculation of the weighted average common shares outstanding during the period is based on 3,593,750 initial shares outstanding throughout the period from June 30, 2006 (inception) to June 30, 2007, 468,750 initial shares cancelled by the Company on May 17, 2007 (retroactively restated to June 30, 2006) and 8,751,250 common shares outstanding after the completion of the Offering on April 17, 2007. Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 3,748,750 common shares subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock are antidilutive, they have been excluded from the Company's computation of net income per share.

Recently Issued Accounting Standards

        The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3—PUBLIC OFFERING

        In the Offering, the Company sold to the public 12,500,000 units ("Units") at a price of $8.00 per Unit. Proceeds from the Offering totaled approximately $95,300,000, which was net of approximately $4,700,000 in underwriting fees and other expenses paid at closing or previously. The Company also sold in a private placement immediately prior to the Offering 4,700,000 warrants for proceeds of $4,700,000. In addition, the Company granted Deutsche Bank Securities Inc. an option (the "Over-Allotment Option"), exercisable not later than 30 days after the sale of the Units, to purchase up to 1,875,000 additional Units to cover overallotments. None of the overallotment was exercised.

        Each Unit consists of one share of the Company's common stock, $0.001 par value, and one Callable Common Stock Purchase Warrant ("Warrant"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the consummation of a Business Combination with a target business or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants are callable at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of the call is given. The Company may not call the warrants unless the warrants and the shares of common stock underlying the warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the call.

        The Company sold the Units issued in the Offering to Deutsche Bank Securities Inc. at a price per share equal to $7.44 (a discount of $0.56 per share), resulting in an aggregate underwriting discount to Deutsche Bank Securities Inc. of $7,000,000. The Company also sold to Deutsche Bank Securities Inc., for $100, an option to purchase up to a total of 625,000 units. The Company accounted for the fair value of the option as an expense of the public offering resulting in a charge to stockholders equity with an equivalent increase in additional paid-in capital. The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $1.1 million using an expected life of four years, volatility of 27.96% and a risk-free interest rate of 4.65%. The expected volatility of approximately 27.96% was estimated by management based on an evaluation of the historical volatilities of public entities in the financial services industry.

        The units issuable upon exercise of this option are identical to those offered in the Offering except that the warrants included in the option have an exercise price of $7.20 per share (120% of the exercise price of the warrants included in the units sold in the Offering). This option is exercisable at $9.60 per unit, commencing on the later of the consummation of a business combination and one year from the effective date of the registration statement and expiring four years from the effective date of the registration statement. The option and the 625,000 units, the 625,000 shares of common stock and the 625,000 warrants underlying such units, and the 625,000 shares of common stock underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g)(1) of the FINRA Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the effective date of the registration statement except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The purchase option and its underlying securities have been registered under the registration statement of which the Offering prospectus forms a part. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend, our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below the exercise price of the warrants included in the option.

NOTE 4—COMMITMENTS

        The Company utilizes certain administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of one of the Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. Included in formation, general and administrative expenses for the period from June 30, 2006 (inception) to June 30, 2007 is $22,500 related to such services.

        In connection with the Offering, the Company entered into an underwriting agreement (the "Underwriting Agreement") with the underwriters in the Offering. Pursuant to the Underwriting Agreement, the Company was obligated to the underwriter for certain fees and expenses related to the Offering, including underwriters discounts of $7,000,000. The Company paid $4,000,000 of the underwriting discount upon closing of the Offering. The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $3,000,000 will be deferred until consummation of the Business Combination. Accordingly, a deferred underwriting fee comprised of the deferred portion of the underwriting discount is included in the accompanying balance sheet at June 30, 2007.

NOTE 5—NOTE PAYABLE—STOCKHOLDER

        On July 12, 2006, pursuant to a promissory note of the same date, Parkwood Holdings Ltd. provided a no-interest loan to the Company in the amount of $68,750 and on February 2, 2007, Parkwood Holdings Ltd., pursuant to a promissory note of the same date, provided an additional no-interest loan to the Company in the amount of $300,000. The aggregate amount of the loans, $368,750, were repaid from the proceeds of the Offering. The proceeds of the loans were used to cover pre-offering expenses.

NOTE 6—INCOME TAXES

        Provision for income taxes for the period from June 30, 2006 (inception) to June 30, 2007 consists of:

Current Federal	$271,000

        The Company's effective tax rate approximates the federal statutory rate. No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result does not conduct operations and is not engaged in a trade or business in any state. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Delaware franchise tax expense of $35,000 for the period from inception (June 30, 2006) to June 30, 2007, is included as part of general and administrative expenses in the accompanying statements of operations.

NOTE 7—SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
YEAR ENDED JUNE 30, 2007
Interest income	1,000,143	—		—
Formation and operating costs	—	(1,353)	(1,000)	(1,000)
General and administrative expense	(200,503)	—	—	—

Net income before provision for taxes	799,640	(1,353)	(1,000)	(1,000)
Provision for taxes	(271,000)	—	—	—

Net income	528,640	(1,353)	(1,000)	(1,000)
Accretion of Trust Account relating to common stock subject to possible conversion	(157,534)	—	—	—

Net income attributable to common stockholders	371,106	(1,353)	(1,000)	(1,000)

Common shares outstanding subject to possible conversion	3,748,750	—	—	—
Basic and diluted net income per share subject to possible conversion	0.04	—	—	—
Weighted average common shares outstanding	4,918,289	3,593,750	3,593,750	3,593,750
Basic and diluted net income per share	0.08	(0.00)	(0.00)	(0.00)

QuickLinks

TABLE OF CONTENTS
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
Risks Related to Our Business
Risks Related to the Financial Services Industry
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Recent Sales of Unregistered Securities
PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
EXHIBIT INDEX
SIGNATURES
POWER OF ATTORNEY AND SIGNATURES
FINANCIAL STATEMENTS Tailwind Financial Inc. (A Development Stage Company)
Index of Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Tailwind Financial Inc. (A Development Stage Company) BALANCE SHEET
Tailwind Financial Inc. (A Development Stage Company) STATEMENT OF OPERATIONS For the year ended June 30, 2006 (Inception) to June 30, 2007
Tailwind Financial Inc. (A Development Stage Company) STATEMENT OF STOCKHOLDERS' EQUITY For the year ended June 30, 2006 (Inception) to June 30, 2007
Tailwind Financial Inc. (A Development Stage Company) STATEMENT OF CASH FLOWS For the year ended June 30, 2006 (Inception) to June 30, 2007
Tailwind Financial Inc. (A Development Stage Company) Notes to Financial Statements Period from June 30, 2006 (Date of Inception) Through June 30, 2007