Form 10-Q
period 2007-09-30
TAILWIND FINANCIAL INC.
filed 2007-11-14
CIK 1368879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                            .

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non—accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☒     No  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,376,838 shares issued and outstanding as of October 31, 2007.

TAILWIND FINANCIAL INC.

PART I.

FINANCIAL STATEMENTS

Tailwind Financial Inc.

(A Development Stage Company)

Index of Financial Statements

Unaudited Financial Statements

Balance Sheets as of September 30, 2007 and June 30, 2007

Statements of Operations for the three month periods ended
September 30, 2007 and September 30, 2006

Statements of Stockholders’ Equity for the three month periods ended
September 30, 2007 and September 30, 2006

Statements of Cash Flows for the three month periods ended
September 30, 2007 and September 30, 2006

Notes to Financial Statements for the three months ended
September 30, 2007

Tailwind Financial Inc.

(A Development Stage Company)

BALANCE SHEETS

	September 30, 2007	June 30, 2007
	(unaudited)

ASSETS
Current assets:
Cash	$116,330	$129,799
Cash and cash equivalents held in Trust (Note 1)	101,915,479	100,900,143
Prepaid insurance	66,673	83,338
Total Current Assets	$102,098,482	$101,113,280

Fixed assets	5,399	—

Total Assets	$102,103,880	$101,113,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred underwriting fee (Note 4)	$3,000,000	$3,000,000
Accounts payable, accrued expenses and offering costs	353,273	271,852
Income taxes payable	617,000	271,000
Total current liabilities	$3,970,273	$3,542,852

Common stock subject to possible conversion (3,748,750 shares at conversion value) (Note 1)	30,345,402	30,147,534

Commitments (Note 4)
Stockholders’ Equity (Notes 1 and 3):
Preferred stock, par value $.01 per share, 5,000,000 shares authorized, 0 shares issued
Common stock, par value $.01 per share, 70,000,000 shares authorized, 11,876,250 shares issued and outstanding (excluding 3,748,750 shares subject to possible conversion)	12,298	12,298
Additional paid-in capital	66,590,839	66,885,309
Retained earnings accumulated in the development stage	1,185,069	525,287

Total stockholders’ equity	67,788,206	67,422,894

Total liabilities and stockholders’ equity	$102,103,880	$101,113,280

See notes to unaudited financial statements.

Tailwind Financial Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three months ended September 30, 2007	Three months ended September 30, 2006	For the period from June 30, 2006 (Inception) to September 30, 2007
	(unaudited)	(unaudited)	(unaudited)

Interest income	$1,115,336	—	$2,115,479

Formation, general and administrative expenses (Notes 4 and 5)	109,554	1,000	313,410

Net income (loss) before income taxes	1,005,782	(1,000)	1,802,069
Income taxes (Note 5)	346,000		617,000

Net income (loss) for the period	$659,782	$(1,000)	$1,185,069
Accretion of Trust Account relating to common stock subject to possible conversion	197,868		355,402
Net income (loss) attributable to common stockholders	$461,914	$(1,000)	$829,667

Number of shares outstanding subject to possible conversion, basic and diluted	3,748,750	—
Net income per share subject to possible conversion, basic and diluted	$0.05	—

Weighted average number of shares outstanding, basic and diluted	7,118,057	3,593,750
Net income per share – basic and diluted	$0.06	$0.00

See notes to unaudited financial statements.

Tailwind Financial Inc.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the year ended June 30, 2006 (Inception) to September 30, 2007

	Common Stock		Additional		Retained earnings accumulated in the development
	Shares	Amount	Paid-in Capital	Treasury Stock	stage	Total
Balance at, June 30, 2006	—	$—	$—	$—	$—	$—
Issuance of Common Stock to initial stockholder	3,593,750	3,594	27,656	—	—	31,250
Proceeds from sale of underwriter’s purchase option	—	—	100	—	—	100
Proceeds from issuance of warrants	—	—	4,700,000	—	—	4,700,000
Sale of 12,500,000 units through public offering net of underwriter’s discount and offering expenses and net of $29,990,000 of proceeds allocable to 3,748,750 shares of common stock subject to possible conversion	8,751,250	8,751	62,315,040	—	—	62,323,791
Forfeiture of common stock issued to initial stockholder			3,520,312	(3,520,312)	—	—
Cancellation of common stock received from initial stockholder	(468,750)	(47)	(3,520,265)	3,520,312	—	—
Net income for the year	—	—	—	—	525,287	525,287
Accretion of Trust Account relating to common stock subject to possible conversion	—	—	(157,534)	—	—	(157,534)
Balance at June 30, 2007	11,876,250	12,298	66,885,309	—	525,287	67,422,894
Net income for the period (unaudited)					659,782	659,782
Additional cost of initial public offering (unaudited)			(96,602)			(96,602)
Accretion of Trust Account relating to common stock subject to possible conversion (unaudited)			(197,868)			(197,868)
Balance at September 30, 2007 (unaudited)	11,876,250	$12,298	$66,590,839	$—	$1,185,069	$67,788,206

See notes to unaudited financial statements.

Tailwind Financial Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Three months ended September 30, 2007	Three months ended September 30, 2006	For the period from June 30, 2006 (Inception) to September 30, 2007
	(unaudited)	(unaudited)	(unaudited)

OPERATING ACTIVITIES
Net income (loss) for the period	$659,782	$(1,000)	$1,185,069

Adjustments to reconcile net income to net cash provided by operating activities:
Prepaid insurance	16,665	—	(66,673)
Accounts payable and accrued expenses	81,421	—	253,273
Income taxes payable	346,000	—	617,000

Net cash provided by operating activities	$1,103,868	$(1,000)	$1,988,669

INVESTING ACTIVITIES
Cash contributed to Trust Account	—	—	$(100,000,000)
Interest reinvested in Trust Fund	(1,015,336)	—	(1,915,479)
Purchase of fixed assets	(5,399)	—	(5,399)
Net cash used in investing activities	$(1,020,735)	—	$(101,920,878)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	—	$31,250	$31,250
Proceeds from notes payable to initial stockholder	—	68,750	368,750
Deferred offering costs	—	(54,496)	—
Repayment of notes payable to initial stockholder	—	—	(368,750)
Proceeds from issuance of insider warrants	—	—	4,700,000
Proceeds from purchase of underwriter’s purchase options	—	—	100
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	—	—	29,990,000
Net proceeds from sale of units through public offering allocable to:
Stockholders’ equity	—	—	62,423,791
Deferred underwriting fees	—	—	3,000,000
Additional cost of initial public offering	(96,602)	—	(96,602)
Net cash provided by (used in) financing activities	$(96,602)	$45,504	$100,048,539
Net increase (decrease) in cash	$(13,469)	$44,504	$116,330
Cash
Beginning of period	129,799	—	—
End of period	$116,330	$44,504	$116,330
Supplemental disclosure of non-cash financing activity:
Fair value of underwriter’s purchase option included in offering costs	—		$1,108,000
Accretion of Trust Account relating to common stock subject to possible conversion	$197,868		$355,402
Cash paid for income taxes	—	—	—

See notes to unaudited financial statements.

TAILWIND FINANCIAL INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the period from July 1, 2007 to September 30, 2007

NOTE 1—ORGANIZATION AND BUSINESS OPERATIONS

Tailwind Financial Inc. (the “Company”), was incorporated in Delaware on June 30, 2006 as a blank check development stage company whose objective is to acquire, through a purchase, asset acquisition, or other business combination (each a “Business Combination”) one or more operating businesses in the financial services industry.

As of September 30, 2007, the Company had not commenced any operations. All activity through September 30, 2007 relates to the Company’s formation, public offering described below (the “Offering”), as well as activities relating to identification of a suitable business combination candidate. The Company has selected June 30 as its fiscal year end.

The Company consummated the Offering on April 17, 2007. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully consummate a Business Combination. Upon the closing of the Offering, 100% of the proceeds were deposited in a trust account (“Trust Account”) and invested only in “government securities” or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of a first Business Combination or (ii) dissolution and liquidation of the Company. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Initial Stockholders. An amount of $29,990,000 (plus accretion of $355,402) has been classified as common stock subject to possible conversion in the balance sheet as at September 30, 2007.

On March 14, 2007, the Company’s amended and restated certificate of incorporation was filed which provides for the Company’s common stock to have a par value of $0.001 per share (as retroactively reflected in the financial statements). On April 12, 2007, the Company amended and restated its certificate of incorporation to provide for mandatory dissolution of the Company and subsequent liquidation of the funds held in the Trust Account in the event that the Company does not consummate a Business Combination or execute a letter of intent, agreement in principal or definitive agreement for a Business Combination within 18 months from the date of the consummation of the Offering (October 17, 2008). It also provides that 24 months from consummation of the Offering the Company’s corporate existence will cease (April 17, 2009). On March 14, 2007, the Company’s Board of Directors declared a 1 for 1.15 stock split in the form of a stock dividend (as retroactively reflected in the financial statements). In the event of dissolution and liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 3). The amended and restated certificate of incorporation authorizes 5,000,000 shares of preferred stock and 70,000,000 shares of common stock.

As indicated in the accompanying financial statements, at September 30, 2007, the Company has no operations other than interest income on funds held in the Trust Account. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the target business acquisition period.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include the accounts of the Company. All activity through September 30, 2007 is related to the Company’s formation and preparation for the Offering as well as activities relating to identification of a suitable business combination candidate. The Company has selected June 30 as its fiscal year end.

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

Fixed Assets

Fixed assets, consisting of computer equipment at a cost or $5,399, were not in service as at September 30, 2007

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

Earnings Per Common Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to common stockholders by their weighted average number of common shares outstanding during the period. Calculation of the weighted average common shares outstanding during the period is based on 3,593,750 initial shares outstanding throughout the period from June 30, 2006 (inception) to June 30, 2007, 468,750 initial shares cancelled by the Company on May 17, 2007 (retroactively restated to June 30, 2006) and 8,751,250 common shares outstanding after the completion of the Offering on April 17, 2007. Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 3,748,750 common shares subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and outstanding Unit Purchase Option are antidilutive, they have been excluded from the Company’s computation of net income per share.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income taxes, and Interpretation of FASB Statement No. 10.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 was effective for the fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFA No. 157 applies to other accounting pronouncements that require or permit fair value estimates. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company will evaluate the potential impact, if any, of the adoption of SFAS No. 157 on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “the Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value.

Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or on a remeasurement event that fives rise to new-basis accounting. SFAS No. 159 does not effect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The Company is evaluating whether it will adopt the provisions of SFAS No. 159.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Each Unit consists of one share of the Company’s common stock, $0.001 par value, and one Callable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the consummation of a Business Combination with a target business or April 11, 2008 and expiring April 11, 2011. The Warrants are callable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of the call is given. The Company may not call the warrants unless the warrants and the shares of common stock underlying the warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the call.

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

The units issuable upon exercise of the above noted option are identical to those offered in the Offering except that the warrants included in the option have an exercise price of $7.20 per share (120% of the exercise price of the warrants included in the units sold in the Offering). This option is exercisable at $9.60 per unit, commencing on the later of the consummation of a business combination and April 11, 2008 and expiring April 11, 2011. The option and the 625,000 units, the 625,000 shares of common stock and the 625,000 warrants underlying such units, and the 625,000 shares of common stock underlying such warrants, have been deemed compensation by the NASD and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g)(1) of the NASD Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the effective date of the registration statement except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The purchase option and its underlying securities have been registered under the registration statement of which the Offering prospectus forms a part. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend, our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below the exercise price of the warrants included in the option.

NOTE 4—COMMITMENT

The Company utilizes certain administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of one of the Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. Included in formation, general and administrative expenses for the three month period ended September 30, 2007 is $22,500 ($45,000 for the period from July 1, 2006 to September 30, 2007) related to such services.

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Offering. Pursuant to the Underwriting Agreement, the Company was obligated to the underwriter for certain fees and expenses related to the Offering, including underwriters discounts of $7,000,000. The Company paid $4,000,000 of the underwriting discount upon closing of the Offering. The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $3,000,000 will be deferred until consummation of the Business Combination. Accordingly, a deferred underwriting fee comprised of the deferred portion of the underwriting discount is included in the accompanying balance sheet at September 30, 2007.

NOTE 5—INCOME TAXES

Provision for income taxes for the three month period ended September 30, 2007 consists of Current Federal tax of $346,000 ($617,000 for the period from July 1, 2006 to September 30, 2007).

The Company’s effective tax rate approximates the federal statutory rate. No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result does not conduct operations and is not engaged in a trade or business in any state. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Delaware franchise tax expense of $30,000 for the three month period ended September 30, 2007 ($65,000 for the period from July 1, 2006 to September 30, 2007), is included as part of general and administrative expenses in the accompanying statements of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this prospectus. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks described in this 10-Q. In light of these risks and uncertainties, the events anticipated in the forward-looking statements may or may not occur.

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

•                  the existence of registration rights with respect to the securities owned by our founding stockholders and the securities underlying the unit purchase option granted to Deutsch bank Securities Inc.;

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

These risks are not exhaustive.

Any forward-looking statement made by us speak only as of the date on which we make it, and is expressly qualified in its entirety by the foregoing cautionary statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

We anticipate that we will incur approximately $700,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigation, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to Parkwood Holdings Ltd. or an affiliate of Parkwood Holdings Ltd. ($7,500 per month for

24 months), $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $120,000 for general working capital that can be used for fairness opinions in connection with our acquisition plans, and approximately $355,000 for director and officer liability insurance premiums and other miscellaneous expenses, including trustee and escrow agent fees, and reserves. We do not believe that we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through an offering of debt or equity securities if funds are required to consummate a business combination that is presented to us, although we have not entered into any such arrangements and have no current intention of doing so. Messrs. McMillan and McKay and JovFunds each have jointly and severally agreed to pay, on our behalf any expenses in excess of $1,700,000 that we may incur in connection with our pursuit of a business combination. Such amounts will be reimbursed upon consummation of our initial business combination.

As indicated in the accompanying financial statements, at September 30, 2007, we had $116,330 in cash and $101,915,479 in cash held in the trust account. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plan to consummate a business combination will be successful. These factors, among others, raise substantial doubt as to our ability to continue as a going concern.

For the three month period ended September 30, 2007, we had net income of $659,782, consisting of interest income of approximately $1.1 million less costs attributable to organization, formation and general and administrative expenses of $109,554 and net of a provision for income taxes of $346,000. Through September 30, 2007 we did not engage in any significant operations. Our entire activity from inception through September 30, 2007 was to prepare for our IPO and begin the identification of a suitable business combination candidate.

Our financial statements as of and for the period ending June 30, 2007 were audited, and we filed these audited financial statements included in a Current Report on Form 10-K dated September 25, 2007.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

Item 4.   Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2007, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three month period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On April 17, 2007, we consummated our initial public offering of 12,500,000 Units. Each Unit consists of one share of our Common Stock and one warrant entitling the holder to purchase from us one share of our Common Stock at an exercise price of $6.00. The Units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $93,000,000,000. Deutsche Bank Securities Inc. acted as representative of the underwriters. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333- 135790) that was declared effective on April 11, 2007.

Of the gross proceeds from the IPO: (i) we deposited $95,300,000 into a trust account at JP Morgan Chase Bank, NA, maintained by American Stock Transfer & Trust Company, as trustee, which amount included $3,000,000 of contingent underwriting discount; (ii) the underwriters received $4,000,000 as underwriting discount (excluding the contingent underwriting discount); and (iii) we used $782,811 for offering expenses.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAILWIND FINANCIAL INC.

Date: November 14, 2007	By:	/s/ Andrew A. McKay
Andrew A. McKay Chief Executive Officer