Form 10-Q/A
period 2007-09-30
TAILWIND FINANCIAL INC.
filed 2007-11-15
CIK 1368879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

TAILWIND FINANCIAL INC.

EXPLANATORY NOTE

This Form 10-Q/A amends our Form 10-Q for the period ended September 30, 2007, which was filed with the Securities and Exchange Commission on November 14, 2007 (the “Original Filing”). We are filing this Form 10-Q/A to correct the values for “Weighted average number of shares outstanding, basic and diluted” and the “Net income per share - basic and diluted” listed for the “Three months ended September 30, 2007” in the Statements of Operations.

In addition, in connection with the filing of this Form 10-Q/A and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Form 10-Q/A certain currently dated certifications.

This Form 10-Q/A does not reflect events occurring after the Original Filing. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing and we have not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date. For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety as amended.

PART I.

FINANCIAL STATEMENTS

Tailwind Financial Inc.

(A Development Stage Company)

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

Tailwind Financial Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three months ended September 30, 2007	Three months ended September 30, 2006	For the period from June 30, 2006 (Inception) to September 30, 2007
	(unaudited)	(unaudited)	(unaudited)

Interest income	$1,115,336	—	$2,115,479

Formation, general and administrative expenses (Notes 4 and 5)	109,554	1,000	313,410

Net income (loss) before income taxes	1,005,782	(1,000)	1,802,069
Income taxes (Note 5)	346,000		617,000

Net income (loss) for the period	$659,782	$(1,000)	$1,185,069
Accretion of Trust Account relating to common stock subject to possible conversion	197,868		355,402
Net income (loss) attributable to common stockholders	$461,914	$(1,000)	$829,667

Number of shares outstanding subject to possible conversion, basic and diluted	3,748,750	—
Net income per share subject to possible conversion, basic and diluted	$0.05	—

Weighted average number of shares outstanding, basic and diluted	11,876,250	3,593,750
Net income per share – basic and diluted	$0.04	$0.00

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this prospectus. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks described in this 10-Q/A. In light of these risks and uncertainties, the events anticipated in the forward-looking statements may or may not occur.

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

TAILWIND FINANCIAL INC.

Date: November 15, 2007	By:	/s/ Andrew A. McKay
Andrew A. McKay Chief Executive Officer