Form 10-Q
period 2007-12-31
TAILWIND FINANCIAL INC.
filed 2008-02-07
CIK 1368879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Yes  ☒       No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,974,854 shares issued and outstanding as of February 1, 2008.

TAILWIND FINANCIAL INC.

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Balance Sheets
	As of December 31, 2007 (unaudited) and June 30, 2007	2

	Statements of Operations (unaudited)
	For the three and six month periods ended December 31, 2007 and December 31, 2006 and the period from June 30, 2006 (inception) to December 31, 2007	3

	Statement of Stockholders’ Equity (unaudited)
	For the period from June 30, 2006 (inception) to December 31, 2007	4

	Statements of Cash Flows (unaudited)
	For the six month periods ended December 31, 2007 and December 31, 2006 and the period from June 30, 2006 (inception) to December 31, 2007	5

	Notes to Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14
PART II. OTHER INFORMATION
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 6.	Exhibits	16

PART I.

FINANCIAL STATEMENTS
Tailwind Financial Inc.
(A Development Stage Company)
Index of Financial Statements

Page

Unaudited Financial Statements

Balance Sheets as of December 31, 2007 and June 30, 2007 (audited)	2

Statements of Operations for the three and six month periods ended December 31, 2007 and December 31, 2006 and the period from June 30, 2006 (inception) to December 31, 2007	3

Statement of Stockholders’ Equity for the period from June 30, 2006 (inception) to December 31, 2007	4

Statements of Cash Flows for the six month periods ended December 31, 2007 and December 31, 2006 and the period from June 30, 2006 (inception) to December 31, 2007	5

Notes to Unaudited Financial Statements	6

Tailwind Financial Inc.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2007	June 30, 2007
	(unaudited)

ASSETS
Current assets:
Cash	$113,869	$129,799
Cash and cash equivalents held in Trust Account (Note 1)	102,261,528	100,900,143
Prepaid insurance	25,000	83,338
Total Current Assets	$102,400,397	$101,113,280

Deferred acquisition costs (Note 6)	349,510	-
Fixed assets, net of accumulated depreciation of $1,215	4,184	-

Total Assets	$102,754,091	$101,113,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred underwriting fee (Note 4)	$3,000,000	$3,000,000
Accounts payable and accrued expenses	161,091	271,852
Accrued acquisition costs	339,803	-
Income taxes payable	609,000	271,000
Total current liabilities	$4,109,894	$3,542,852

Common stock subject to possible conversion (3,748,750 shares at conversion value) (Note 1)	30,498,529	30,147,534

Commitments (Note 4)
Stockholders’ Equity (Notes 1 and 3):
Preferred stock, par value $.01 per share, 5,000,000 shares authorized, 0 shares issued
Common stock, par value $.001 per share, 70,000,000 shares authorized, 11,876,250 shares issued and outstanding (excluding 3,748,750 shares subject to possible conversion)	11,876	11,876
Additional paid-in capital	66,438,134	66,885,731
Retained earnings accumulated in the development stage	1,695,658	525,287

Total stockholders’ equity	68,145,668	67,422,894

Total liabilities and stockholders’ equity	$102,754,091	$101,113,280

See notes to unaudited financial statements.

Tailwind Financial Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three months ended December 31, 2007	Three months ended December 31, 2006	Six months ended December 31, 2007	Six months ended December 31, 2006	For the period from June 30, 2006 (Inception) to December 31, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Interest income	$946,049	-	$2,061,385	-	$3,061,528

Formation, general and administrative expenses (Notes 4 and 5)	172,460	1,000	282,014	2,000	485,870

Net income (loss) before income taxes	773,589	(1,000)	1,779,371	(2,000)	2,575,658
Income taxes (Note 5)	263,000	-	609,000	-	880,000

Net income (loss) for the period	$510,589	$(1,000)	$1,170,371	$(2,000)	$1,695,658
Accretion of Trust Account relating to common stock subject to possible conversion	153,127	-	350,995	-	508,529
Net income (loss) attributable to common stockholders	$357,462	$(1,000)	$819,376	$(2,000)	$1,187,129

Number of shares outstanding subject to possible conversion, basic and diluted	3,748,750	-	3,748,750	-
Net income per share subject to possible conversion, basic and diluted	$0.04	-	$0.09	-

Weighted average number of shares outstanding, basic and diluted	11,876,250	3,593,750	11,876,250	3,593,750
Net income per share – basic and diluted	$0.03	-	$0.07	-

See notes to unaudited financial statements.

Tailwind Financial Inc.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from June 30, 2006 (Inception) to December 31, 2007
	Common Stock		Additional		Retained earnings accumulated in the development
	Shares	Amount	Paid-In Capital	Treasury Stock	stage	Total
Balance at June 30, 2006	-	$-	$-	$-	$-	$-
Issuance of Common Stock to initial stockholder	3,593,750	3,594	27,656	-	-	31,250
Proceeds from sale of underwriter’s purchase option	-	-	100	-	-	100
Proceeds from issuance of warrants	-	-	4,700,000	-	-	4,700,000
Sale of 12,500,000 units through public offering net of underwriter’s discount and offering expenses and net of $29,990,000 of proceeds allocable to 3,748,750 shares of common stock subject to possible conversion	8,751,250	8,751	62,315,040	-	-	62,323,791
Forfeiture of common stock issued to initial stockholder			3,520,312	(3,520,312)	-	-
Cancellation of common stock received from initial stockholder (Note 1)	(468,750)	(469)	(3,519,843)	3,520,312	-	-
Net income for the year	-	-	-	-	525,287	525,287
Accretion of Trust Account relating to common stock subject to possible conversion	-	-	(157,534)	-	-	(157,534)
Balance at June 30, 2007	11,876,250	11,876	66,885,731	-	525,287	67,422,894
Additional cost of initial public offering (unaudited)			(96,602)			(96,602)
Net income for the period (unaudited)					1,170,371	1,170,731
Accretion of Trust Account relating to common stock subject to possible conversion (unaudited)			(350,995)			(350,995)
Balance at December 31, 2007 (unaudited)	11,876,250	$11,876	$66,438,134	-	$1,695,658	$68,145,668

See notes to unaudited financial statements.

Tailwind Financial Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Six months ended December 31, 2007	Six months ended December 31, 2006	For the period from June 30, 2006 (Inception) to December 31, 2007
	(unaudited)	(unaudited)	(unaudited)

OPERATING ACTIVITIES
Net income (loss) for the period	$1,170,371	$(2,000)	$1,695,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	1,215	-	1,215
Prepaid insurance	58,338	-	(25,000)
Accounts payable and accrued expenses	(110,761)	-	161,091
Income taxes payable	338,000	-	609,000
Net cash provided by operating activities	$1,457,163	$(2,000)	$2,441,964

INVESTING ACTIVITIES
Cash contributed to Trust Account	-	-	$(100,000,000)
Interest reinvested in Trust Account	(1,361,385)	-	(2,261,528)
Purchase of fixed assets	(5,399)	-	(5,399)
Net cash used in investing activities	$(1,366,784)	-	$(102,266,927)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	$31,250	$31,250
Proceeds from notes payable to initial stockholder	-	68,750	368,750
Deferred offering costs	-	(73,744)	-
Deferred acquisition costs	(9,707)	-	(9,707)
Repayment of notes payable to initial stockholder	-	-	(368,750)
Proceeds from issuance of insider warrants	-	-	4,700,000
Proceeds from purchase of underwriter’s purchase options	-	-	100
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	-	-	29,990,000
Net proceeds from sale of units through public offering allocable to:
Stockholders’ equity	-	-	62,323,791
Deferred underwriting fees	-	-	3,000,000
Additional cost of initial public offering	(96,602)	-	(96,602)
Net cash provided by (used in) financing activities	$(106,309)	$26,256	$99,938,832

Net increase (decrease) in cash	$(15,930)	$24,256	$113,869

Cash
Beginning of period	129,799	-	-
End of period	$113,869	$24,256	$113,869

Supplemental disclosure of non-cash financing activity:
Fair value of underwriter’s purchase option included in offering costs	-	-	$1,108,000
Accretion of Trust Account relating to common stock subject to possible conversion	$350,995	-	$508,529
Accrued acquisition costs	$339,803	-	$339,803

Cash paid for income taxes	$271,000	-	$271,000

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

As of December 31, 2007, the Company had not commenced any operations. All activity through December 31, 2007 relates to the Company's formation, public offering described below (the “Offering”), as well as activities relating to identification of and negotiations with a suitable business combination candidate (See Note 6 - Subsequent Event).

The Company consummated the Offering on April 17, 2007. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully consummate a Business Combination. Upon the closing of the Offering, 100% of the proceeds were deposited in a trust account ("Trust Account") and invested only in "government securities" or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of a first Business Combination or (ii) dissolution and liquidation of the Company. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Initial Stockholders. An amount of $29,990,000 (plus accretion of $508,529) has been classified as common stock subject to possible conversion in the balance sheet as at December 31, 2007.

On March 14, 2007, the Company's amended and restated certificate of incorporation was filed which provides for the Company's common stock to have a par value of $0.001 per share (as retroactively reflected in the financial statements). On April 12, 2007, the Company amended and restated its certificate of incorporation to provide for mandatory dissolution of the Company and subsequent liquidation of the funds held in the Trust Account in the event that the Company does not consummate a Business Combination or execute a letter of intent, agreement in principal or definitive agreement for a Business Combination within 18 months from the date of the consummation of the Offering (October 17, 2008). It also provides that 24 months from consummation of the Offering the Company's corporate existence will cease (April 17, 2009). On March 14, 2007, the Company's Board of Directors declared a 1 for 1.15 stock split in the form of a stock dividend (as retroactively reflected in the financial statements). In the event of dissolution and liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the warrants contained in the units offered in the Offering discussed in Note 3). The amended and restated certificate of incorporation authorizes 5,000,000 shares of preferred stock and 70,000,000 shares of common stock.

On May 17, 2007 the Initial Stockholders returned an aggregate of 468,750 shares of the Company’s common stock to the Company for cancellation. At the date of the return and cancellation, management determined the fair value to be $7.51 per share based on the common stock closing price on May 17, 2007. Accordingly, on May 17, 2007, the Company recorded the $3,520,312 value of the shares contributed to treasury stock and a $3,520,312 corresponding credit to additional paid-in capital. Upon receipt, such shares were then immediately cancelled by the Company which resulted in the retirement of the treasury stock and a corresponding charge to additional paid-in capital and common stock.

TAILWIND FINANCIAL INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

As indicated in the accompanying financial statements, at December 31, 2007, the Company has no operations other than interest income on funds held in the Trust Account. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the target business acquisition period (see Note 6 - Subsequent Event).

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are unaudited and have been prepared in accordance with principles generally accepted in the United States of America  ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the fiscal year ended June 30, 2007, included in the Company’s Form 10-K, filed on September 25, 2007.

In the opinion of management, all adjustments (consisting primarily of normal accruals) have been made that are necessary to present fairly the financial position of the Company. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

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

Deferred Acquisition Costs

Costs related to proposed acquisitions are capitalized and in the event an acquisition does not occur, the costs are expensed. At December 31, 2007, the Company has incurred $349,510 of such costs related to the proposed business combination discussed in Note 6.

Fixed Assets

Fixed assets consist of computer equipment at a cost of $5,399 and are depreciated on a straight line basis over two years.

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

TAILWIND FINANCIAL INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

Earnings Per Common Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Calculation of the weighted average common shares outstanding during the period is based on 3,593,750 initial shares outstanding throughout the period from June 30, 2006 (inception) to December 31, 2007, 468,750 initial shares cancelled by the Company on May 17, 2007 (retroactively restated to June 30, 2006) and 8,751,250 common shares outstanding after the completion of the Offering on April 17, 2007. Basic net income per share subject to possible conversion is calculated by dividing accretion of the Trust Account relating to common stock subject to possible conversion by 3,748,750 common shares subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the outstanding unit purchase option issued to Deutsche Bank Securities Inc. are antidilutive, they have been excluded from the Company’s computation of net income per share (see Note 3).

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income taxes, and Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value estimates. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company will evaluate the potential impact, if any, of the adoption of SFAS No. 157 on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “the Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or on a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not effect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year and the Company has adopted SFAS No. 157. The Company is evaluating whether it will adopt the provisions of SFAS No. 159.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also requires the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141(R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

TAILWIND FINANCIAL INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

Each Unit consists of one share of the Company's common stock, $0.001 par value, and one Callable Common Stock Purchase Warrant ("Warrant"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the consummation of a Business Combination or April 11, 2008 and expiring April 11, 2011. The Warrants are callable at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of the call is given. The Company may not call the warrants unless the warrants and the shares of common stock underlying the warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the call.

The Company sold the Units issued in the Offering to Deutsche Bank Securities Inc. at a price per share equal to $7.44 (a discount of $0.56 per share), resulting in an aggregate underwriting discount to Deutsche Bank Securities Inc. of $7,000,000. The Company also sold to Deutsche Bank Securities Inc., for $100, an option to purchase up to a total of 625,000 units. The Company accounted for the fair value of the option as an expense of the Offering resulting in a charge to stockholders' equity with an equivalent increase in additional paid-in capital. The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $1.1 million using an expected life of four years, volatility of 27.96% and a risk-free interest rate of 4.65%. The expected volatility of approximately 27.96% was estimated by management based on an evaluation of the historical volatilities of public entities in the financial services industry.

The units issuable upon exercise of the above noted option are identical to those offered in the Offering except that the warrants included in the option have an exercise price of $7.20 per share (120% of the exercise price of the Warrants included in the Units sold in the Offering). This option is exercisable at $9.60 per unit, commencing on the later of the consummation of a Business Combination or April 11, 2008 and expiring April 11, 2011. The option and the 625,000 units, the 625,000 shares of common stock and the 625,000 warrants underlying such units, and the 625,000 shares of common stock underlying such warrants, have been deemed compensation by the NASD and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g)(1) of the NASD Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the effective date of the registration statement except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The option and its underlying securities have been registered under the registration statement of which the

Offering prospectus forms a part. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend, our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below the exercise price of the warrants included in the option.

TAILWIND FINANCIAL INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4—COMMITMENTS

The Company utilizes certain administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of one of the Initial Stockholders. Such affiliate has agreed that, until the consummation of a Business Combination, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. Included in formation, general and administrative expenses for the three and six month periods ended December 31, 2007 is $22,500 and $45,000 of such costs, respectively ($67,500 for the period from June 30, 2006 to December 31, 2007).

In connection with the Offering, the Company entered into an underwriting agreement (the "Underwriting Agreement") with the underwriters in the Offering. Pursuant to the Underwriting Agreement, the Company was obligated to pay the underwriter for certain fees and expenses related to the Offering, including underwriters discounts of $7,000,000. The Company paid $4,000,000 of the underwriting discount upon closing of the Offering. The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $3,000,000 will be deferred until consummation of the Business Combination. Accordingly, a deferred underwriting fee comprised of the deferred portion of the underwriting discount is included in the accompanying balance sheet at December 31, 2007.

NOTE 5—INCOME TAXES

Provision for income taxes for the three and six month periods ended December 31, 2007 consists of current federal tax of $263,000 and $609,000 respectively ($880,000 for the period from June 30, 2006 to December 31, 2007).

The Company’s effective tax rate approximates the federal statutory rate. No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result does not conduct operations and is not engaged in a trade or business in any state. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Delaware franchise tax expense of $30,000 for the three month period ended December 31, 2007 ($60,000 for the six month period ended December 31, 2007; $95,000 for the period from June 30, 2006 to December 31, 2007), are included as part of general and administrative expenses in the accompanying statements of operations.

NOTE 6—SUBSEQUENT EVENT

On January 8, 2008, the Company announced that it had entered into an agreement and plan of merger with Asset Alliance Corporation (“Asset Alliance”), a multi-faceted investment management firm specializing in alternative investments, whereby the Company will acquire all the outstanding common stock of Asset Alliance in exchange for shares of the Company’s common stock, allowing Asset Alliance to access the public markets through the proposed transaction with the Company. Asset Alliance has equity interests in nine affiliated asset managers and manages four funds of funds. Including affiliate managers in which Asset Alliance has an interest and its own funds of funds, Asset Alliance had total assets under management of approximately $3.5 billion as of September 30, 2007.

The transaction values Asset Alliance at approximately $80.2 million (approximately $99.1 million with the full earn-out) based on the closing price of the Company’s common stock on January 8, 2008 or $85.0 million (approximately $105.0 million with the full earn-out) based on the $8.00 per share placed in the Trust Account by the Company pursuant to the terms of the Offering. The boards of directors of both Asset Alliance and the Company have unanimously approved the transaction. The transaction is subject to approval by the Company’s and Asset Alliance’s stockholders, regulatory approvals and other closing conditions. There can be no assurance that the Company will consummate the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "approximate," "estimate," "believe," "intend," "plan," or "project," or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this prospectus. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks described in this 10-Q. In light of these risks and uncertainties, the events anticipated in the forward-looking statements may or may not occur.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	our status as a development stage company;

•	our dissolution or liquidation prior to a business combination;

•	the reduction of the proceeds held in the Trust Account due to third party claims;

•	our selection of a prospective target business or asset;

•	our issuance of our capital shares or incurrence of debt to consummate a business combination;

•	our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;

•	our dependence on our key personnel;

•	conflicts of interest of our officers, directors and existing investors;

•	potential future affiliations of our officers and directors with competing businesses;

•	our ability to obtain additional financing if necessary;

•	the control by our private stockholders of a substantial interest in us;

•	our common stock becoming subject to the penny stock rules of the Securities and Exchange Commission (the “SEC”);

•	the adverse effect the outstanding warrants and the unit purchase option may have on the market price of our common shares;

•	the existence of registration rights with respect to the securities owned by our founding stockholders and the securities underlying the unit purchase option granted to Deutsche Bank Securities Inc.;

•	our being deemed an investment company;

•	the lack of a market for our securities;

•	costs of complying with United States securities laws and regulations;

•	market risks;

•	risks of acquiring and operating a business outside the United States; and

•	regulatory risks and operational risks; and

•	our ability to successfully consummate the proposed transaction with Asset Alliance and to realize the benefits we anticipate in connection there with.

Please see Part II, Item 1A of this Form 10-Q and our previously filed Form 10-Q and Form 10-K for additional risk factors. These risk factors are not exhaustive.

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

On April 17, 2007, we completed the Offering of 12,500,000 Units. Each Unit consists of one share of our common stock, par value $0.001 per share, (the “Common Stock”) and one warrant entitling the holder to purchase one share of our Common Stock at a price of $6.00. The public offering price of each Unit was $8.00, and we generated gross proceeds of $100,000,000 in the Offering. Of the gross proceeds: (i) we deposited $95,300,000 into a trust account at JP Morgan Chase Bank, NA, maintained by American Stock Transfer & Trust Company, as trustee, which included $3,000,000 of deferred underwriting discount; (ii) the underwriters received $4,000,000 as underwriting discount (excluding the deferred underwriting discount); and (iii) we retained $600,000 for offering expenses, plus $100,000 for working capital. In addition, we deposited into the trust account $4,700,000 that we received from the issuance and sale of 4,700,000 warrants to Parkwood Holdings Ltd., an entity owned 37.5% by our Chairman, Gordon McMillan, 12.5% by our CEO, Andrew McKay and 50% by JovFunds Management Inc.

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

We anticipate that we will incur approximately $700,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigation, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to Parkwood Holdings Ltd. or an affiliate of Parkwood Holdings Ltd. ($7,500 per month for 24 months), $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $120,000 for general working capital that can be used for fairness opinions in connection with our acquisition plans, and approximately $355,000 for director and officer liability insurance premiums and other miscellaneous expenses, including trustee and escrow agent fees, and reserves. We do not believe that we will need to raise additional funds in order to meet the expenditures required for operating our business. Messrs. McMillan and McKay and JovFunds each have jointly and severally agreed to pay, on our behalf any expenses in excess of $1,700,000 that we may incur in connection with our pursuit of a business combination. Such amounts will be reimbursed upon consummation of our initial business combination.

As indicated in the accompanying financial statements, at December 31, 2007, we had $113,869 in cash and $102,261,528 in cash held in the trust account. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plan to consummate a business combination will be successful. These factors, among others, raise substantial doubt as to our ability to continue as a going concern.

For the three month period ended December 31, 2007, we had net income of $510,589 ($1,170,371 for the six month period ended December 31, 2007), consisting of interest income of approximately $0.9 million ($2.0 million for the six month period ended December 31, 2007) less costs attributable to organization, formation and general and administrative expenses of $172,460 ($282,014 for the six month period ended December 31, 2007) and net of a provision for income taxes of $263,000 ($609,000 for the six month period ended December 31, 2007). Through December 31, 2007 we did not engage in any significant operations. Our entire activity from inception through December 31, 2007 was to prepare for the Offering and begin the identification of and negotiations with a suitable business combination candidate.

Our financial statements as of and for the period ending June 30, 2007 were audited, and we filed these audited financial statements in our annual report on Form 10-K filed on September 25, 2007.

Recent Event

On January 8, 2008, the Company announced that it had entered into an agreement and plan of merger with Asset Alliance Corporation (“Asset Alliance”), a multi-faceted investment management firm specializing in alternative investments, whereby we will acquire all the outstanding common stock of Asset Alliance in exchange for shares of our common stock, allowing Asset Alliance to access the public markets through the proposed transaction with the us. Asset Alliance has equity interests in nine affiliated asset managers and manages four funds of funds. Including affiliate managers in which Asset Alliance has an interest and its own funds of funds, Asset Alliance had total assets under management of approximately $3.5 billion as of September 30, 2007.

The transaction values Asset Alliance at approximately $80.2 million (approximately $99.1 million with the full earn-out) based on the closing price of our common stock on January 8, 2008 or $85.0 million (approximately $105.0 million with the full earn-out) based on the $8.00 per share placed in the Trust Account by us pursuant to the terms of the Offering. The boards of directors of both Asset Alliance and the Company have unanimously approved the transaction. The transaction is subject to approval by the Company’s and Asset Alliance’s stockholders, regulatory approvals and other closing conditions. There can be no assurance that we will consummate the transaction.

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

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2007, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in our internal control over financial reporting during the three month period ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1A.  Risk Factors

The following risk factors relate to the proposed merger between the Company and Asset Alliance.

If the benefits of the proposed merger with Asset Alliance do not meet the expectations of financial or industry analysts, the market price of the Company’s common stock may decline.

The market price of the Company’s common stock may decline as a result of the merger if:

•	the Company does not achieve the perceived benefits of the merger as rapidly, or to the extent anticipated by, financial or industry analysts; or

•	the effect of the merger on the Company’s financial results is not consistent with the expectations of financial or industry analysts.

Accordingly, investors may experience a loss as a result of a decline in the market price of the Company’s common stock. In addition, a decline in the market price of the Company’s common stock could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

The lack of diversification in the business of the combined company affects the Company’s ability to mitigate the risks that it may face or to offset possible losses that it may incur as a result of competing in the alternative investments industry.

The prospects for the Company’s success will be dependent upon the future performance of a business focused on alternative asset classes. The Company may not have the resources to diversify its operations or to benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, the Company’s lack of diversification may subject the Company to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the Company and may result in the Company’s dependency upon the development or market acceptance of Asset Alliance’s services and products.

Failure to complete the merger could negatively impact the market price of the Company’s common stock and may make it more difficult for the Company to attract another acquisition candidate, resulting, ultimately, in the disbursement of the trust proceeds, causing investors to experience a loss of their investment.

If the merger is not completed for any reason, the Company may be subject to a number of material risks, including:

•	the market price of the Company’s common stock may substantially decline;

•	costs related to the merger, such as legal and accounting fees and the costs of the valuation opinion, must be paid even if the merger is not completed; and

•	charges will be made against earnings for transaction-related expenses, which could be higher than expected.

Such decreased market price and added costs and charges of the failed merger, together with the history of failure in consummating a merger, may make it more difficult for the Company to attract another acquisition candidate, resulting, ultimately, in the disbursement of the trust proceeds, which may result in investors experiencing a loss of their investment.

If the Company does not consummate the merger with Asset Alliance and it is unable to consummate any business combination by October 17, 2008 or April 17, 2009, as applicable, and is forced to dissolve and liquidate, payments from the trust account to the Company’s public stockholders may be delayed.

If the Company does not consummate the business combination with Asset Alliance and it is unable to consummate any business combination by October 17, 2008 or April 17, 2009, as applicable, the Company will dissolve and liquidate. The Company anticipates that, promptly after such date, the following will occur:

•
the Company’s board of directors will convene and adopt a specific plan of dissolution and liquidation, which it will then vote to recommend to stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the board’s recommendation of such plan;

•	the Company will promptly file its preliminary proxy statement with the SEC;

•
if the SEC does not review the preliminary proxy statement, then, 10 days following the filing of such preliminary proxy statement, the Company will mail the definitive proxy statement to stockholders, and 10-20 days following the mailing of such definitive proxy statement, the Company will convene a meeting of stockholders, at which they will either approve or reject our dissolution; and

•
if the SEC does review the preliminary proxy statement, the Company currently estimates that it will receive SEC comments approximately 30 days after the filing of the preliminary proxy statement. the Company would then mail the definitive proxy statement to stockholders following the conclusion of the comment and review process (the length of which it cannot predict with any certainty, and which may be substantial) and the Company will convene a meeting of stockholders at which they will either approve or reject our dissolution.

The Company currently expects that the costs associated with the implementation and completion of the plan of dissolution and liquidation would not be more than approximately $50,000 to $75,000. The Company anticipates that members of the Company’s management will advance the Company the funds necessary to complete such dissolution and liquidation. Prior to consummation of the initial public offering, Gordon A. McMillan, Andrew A. McKay and JovFunds each entered into a binding agreement to jointly and severally pay the costs of dissolution and/or liquidation in the event our remaining assets outside of the trust account are insufficient to pay those costs; however, there is no guarantee that the assets of Messrs. McMillan and McKay and JovFunds will be sufficient to satisfy our dissolution and/or liquidation expenses.

In the event that we do not initially obtain stockholder approval for the dissolution, the Company will continue to take all reasonable actions to obtain such approval, which may include adjourning the meeting from time to time to allow us to obtain the required vote and retaining a proxy solicitation firm to assist us in obtaining such vote. However, we cannot assure you that the Company’s stockholders will approve our dissolution in a timely manner or at all. However, in any event, the Company’s Second Amended and Restated Certificate of Incorporation also provides that our corporate existence will cease on April 17, 2009 except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law (“DGCL”). This has the same effect as if the Company’s board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the DGCL. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the DGCL removes the necessity to obtain formal stockholder approval of dissolution and liquidation and to file a certificate of dissolution with the Delaware Secretary of State.

The Company will not liquidate the trust account until the later of (i) the date holders of a majority of our outstanding stock approve the plan of dissolution and liquidation or (ii) April 17, 2009. Accordingly, the foregoing procedures may result in substantial delays in our liquidation and the distribution to public stockholders of the funds in the trust account and any remaining net assets as part of the plan of dissolution and liquidation. In addition, even though our Second Amended and Restated Certificate of Incorporation requires the Company’s corporate existence to cease on April 17, 2009, the liquidation and dissolution will occur after April 17, 2009.

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

Of the gross proceeds from the Offering: (i) we deposited $95,300,000 into a trust account at JP Morgan Chase Bank, NA, maintained by American Stock Transfer & Trust Company, as trustee, which amount included $3,000,000 of deferred underwriting discount; (ii) the underwriters received $4,000,000 as underwriting discount (excluding the deferred underwriting discount); and (iii) we used $782,811 for offering expenses.

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

TAILWIND FINANCIAL INC.

Date: February 7, 2008	By:	/s/ Andrew A. McKay
Andrew A. McKay Chief Executive Officer