Form 10-Q
period 2008-03-31
TAILWIND FINANCIAL INC.
filed 2008-05-14
CIK 1368879

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes  ☒       No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,353,854 shares issued and outstanding as of May 1, 2008.

TAILWIND FINANCIAL INC.

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1

	Balance Sheets
	As of March 31, 2008 (unaudited) and June 30, 2007	2

	Statements of Operations (unaudited)
	For the three and nine month periods ended March 31, 2008 and March 31, 2007 and the period from June 30, 2006 (inception) to March 31, 2008	3

	Statement of Stockholders’ Equity
	For the period from June 30, 2006 (inception) to March 31, 2008	4

	Statements of Cash Flows (unaudited)
	For the nine month periods ended March 31, 2008 and March 31, 2007 and the period from June 30, 2006 (inception) to March 31, 2008	5

	Notes to Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14
PART II. OTHER INFORMATION
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 6.	Exhibits	16

PART I.

FINANCIAL STATEMENTS
Tailwind Financial Inc.
(A Development Stage Company)

Tailwind Financial Inc.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2008	June 30, 2007
	(unaudited)

ASSETS
Current assets:
Cash	$71,061	$129,799
Cash and cash equivalents held in Trust Account (Note 1)	102,739,868	100,900,143
Prepaid expenses	20,625	83,338
Total current assets	$102,831,554	$101,113,280

Deferred acquisition costs (Note 6)	1,031,242	-
Fixed assets, net of accumulated depreciation of $1,890	5,441	-

Total Assets	$103,868,237	$101,113,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred underwriting fee (Note 4)	$3,000,000	$3,000,000
Accounts payable and accrued expenses	401,815	271,852
Accrued acquisition costs	681,732	-
Income taxes payable	790,000	271,000
Total current liabilities	$4,873,547	$3,542,852

Common stock subject to possible conversion (3,748,750 shares at conversion value) (Note 1)	30,603,642	30,147,534

Commitments (Note 4)
Stockholders’ Equity (Notes 1 and 3):
Preferred stock, par value $.01 per share, 5,000,000 shares authorized, 0 shares issued
Common stock, par value $.001 per share, 70,000,000 shares authorized, 11,876,250 shares issued and outstanding (excluding 3,748,750 shares subject to possible conversion)	11,876	11,876
Additional paid-in capital	66,333,021	66,885,731
Retained earnings accumulated in the development stage	2,046,151	525,287

Total stockholders’ equity	68,391,048	67,422,894

Total liabilities and stockholders’ equity	$103,868,237	$101,113,280

See notes to unaudited financial statements.

Tailwind Financial Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three months ended March 31, 2008	Three months ended March 31, 2007	Nine months ended March 31, 2008	Nine months ended March 31, 2007	For the period from June 30, 2006 (Inception) to March 31, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Interest income	$678,340	-	$2,739,725	-	$3,739,868

Formation, general and administrative expenses (Notes 4 and 5)	146,847	1,353	428,861	3,353	632,717

Net income (loss) before income taxes	531,493	(1,353)	2,310,864	(3,353)	3,107,151
Income taxes (Note 5)	181,000	-	790,000	-	1,061,000

Net income (loss) for the period	$350,493	$(1,353)	$1,520,864	$(3,353)	$2,046,151
Accretion of Trust Account relating to common stock subject to possible conversion	105,113	-	456,108	-	613,642
Net income (loss) attributable to common stockholders	$245,380	$(1,353)	$1,064,756	$(3,353)	$1,432,509

Number of shares outstanding subject to possible conversion, basic and diluted	3,748,750	-	3,748,750	-
Net income per share subject to possible conversion, basic and diluted	$0.03	-	$0.12	-

Weighted average number of shares outstanding, basic and diluted	11,876,250	3,593,750	11,876,250	3,593,750
Net income per share, basic and diluted	$0.02	-	$0.09	-

See notes to unaudited financial statements.

Tailwind Financial Inc.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from June 30, 2006 (Inception) to March 31, 2008

	Common Stock		Additional		Retained earnings accumulated in the development
	Shares	Amount	Paid-In Capital	Treasury Stock	Stage	Total
Balance at June 30, 2006	-	$-	$-	$-	$-	$-
Issuance of Common Stock to initial stockholder	3,593,750	3,594	27,656	-	-	31,250
Proceeds from sale of underwriter’s purchase option	-	-	100	-	-	100
Proceeds from issuance of warrants	-	-	4,700,000	-	-	4,700,000
Sale of 12,500,000 units through public offering net of underwriter’s discount and offering expenses and net of $29,990,000 of proceeds allocable to 3,748,750 shares of common stock subject to possible conversion	8,751,250	8,751	62,315,040	-	-	62,323,791
Forfeiture of common stock issued to initial stockholder			3,520,312	(3,520,312)	-	-
Cancellation of common stock received from initial stockholder (Note 1)	(468,750)	(469)	(3,519,843)	3,520,312	-	-
Net income for the year	-	-	-	-	525,287	525,287
Accretion of Trust Account relating to common stock subject to possible conversion	-	-	(157,534)	-	-	(157,534)
Balance at June 30, 2007	11,876,250	11,876	66,885,731	-	525,287	67,422,894
Additional cost of initial public offering (unaudited)	-	-	(96,602)	-	-	(96,603)
Net income for the period (unaudited)	-	-	-	-	1,520,864	1,520,864
Accretion of Trust Account relating to common stock subject to possible conversion (unaudited)	-	-	(456,108)	-	-	(456,107)
Balance at March 31, 2008 (unaudited)	11,876,250	11,876	$66,333,021	-	$2,046,151	$68,391,048

See notes to unaudited financial statements.

Tailwind Financial Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Nine months ended March 31, 2008	Nine months ended March 31, 2007	For the period from June 30, 2006 (Inception) to March 31, 2008
	(unaudited)	(unaudited)	(unaudited)

OPERATING ACTIVITIES
Net income (loss) for the period	$1,520,864	$(3,353)	$2,046,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	1,890	-	1,890
Prepaid expenses	62,713	-	(20,625)
Accounts payable and accrued expenses	129,963	-	401,815
Income taxes payable	519,000	-	790,000
Net cash provided by operating activities	$2,234,430	$(3,353)	$3,219,231
INVESTING ACTIVITIES
Cash contributed to Trust Account	-	-	(100,000,000)
Interest reinvested in Trust Account	(1,839,725)	-	(2,739,868)
Purchase of fixed assets	(7,331)	-	(7,331)
Net cash used in investing activities	$(1,847,056)	-	$(102,747,199)
FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	31,250	31,250
Proceeds from notes payable to initial stockholder	-	68,750	368,750
Deferred offering costs	-	(73,744)	-
Deferred acquisition costs	(349,510)	-	(349,510)
Repayment of notes payable to initial stockholder	-	-	(368,750)
Proceeds from issuance of insider warrants	-	-	4,700,000
Proceeds from issuance of underwriter’s purchase option	-	-	100
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	-	-	29,990,000
Net proceeds from sale of units through public offering allocable to:
Stockholders’ equity	-	-	62,323,791
Deferred underwriting fees	-	-	3,000,000
Additional cost of initial public offering	(96,602)	-	(96,602)
Net cash provided by (used in) financing activities	$(446,112)	$26,256	$99,599,029
Net increase (decrease) in cash	(58,738)	22,903	71,061
Cash
Beginning of period	129,799	-	-
End of period	$71,061	$22,903	$71,061
Supplemental disclosure of non-cash financing activities:
Fair value of underwriter’s purchase option included in offering costs	-	-	$1,108,000
Accretion of Trust Account relating to common stock subject to possible conversion	$456,108	-	$613,642
Accrued acquisition costs	$681,732	-	$681,732
Cash paid for income taxes	$271,000	-	$271,000

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

As of March 31, 2008, the Company had not commenced any operations. All activity through March 31, 2008 relates to the Company's formation, public offering described below (the “Offering”), as well as activities relating to identification of and negotiations with a suitable business combination candidate (See Note 6 - Plan of Merger).

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Initial Stockholders. An amount of $29,990,000 (plus accretion of $613,642) has been classified as common stock subject to possible conversion in the balance sheet as at March 31, 2008.

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

TAILWIND FINANCIAL INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

As indicated in the accompanying financial statements, at March 31, 2008, the Company has no operations other than interest income on funds held in the Trust Account. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the target business acquisition period (see Note 6 - Plan of Merger).

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are unaudited and have been prepared in accordance with principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial and related disclosures for the fiscal year ended June 30, 2007, included in the Company’s Form 10-K, filed on September 25, 2007.

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

Deferred Acquisition Costs

Costs related to proposed acquisitions are capitalized and in the event an acquisition does not occur, the costs are expensed. At March 31, 2008, the Company has incurred $1,031,242 of such costs related to the proposed business combination discussed in Note 6.

Fixed Assets

Fixed assets consist of computer equipment at a cost of $7,331 and are depreciated on a straight line basis over two years.

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

TAILWIND FINANCIAL INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

Earnings Per Common Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Calculation of the weighted average common shares outstanding during the period is based on 3,593,750 initial shares outstanding throughout the period from June 30, 2006 (inception) to March 31, 2008, 468,750 initial shares cancelled by the Company on May 17, 2007 (retroactively restated for this calculation to June 30, 2006) and 8,751,250 common shares outstanding after the completion of the Offering on April 17, 2007. Basic net income per share subject to possible conversion is calculated by dividing accretion of the Trust Account relating to common stock subject to possible conversion by 3,748,750 common shares subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the outstanding unit purchase option issued to Deutsche Bank Securities Inc. are antidilutive, they have been excluded from the Company’s computation of net income per share (see Note 3).

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

The Company sold the Units issued in the Offering to Deutsche Bank Securities Inc. at a price per share equal to $7.44 (a discount of $0.56 per share), resulting in an aggregate underwriting discount to Deutsche Bank Securities Inc of $7,000,000. The Company also sold to Deutsche Bank Securities Inc., for $100, an option to purchase up to a total of 625,000 units. The Company accounted for the fair value of the option as an expense of the Offering resulting in a charge to stockholders equity with an equivalent increase in additional paid-in capital. The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $1.1 million using an expected life of four years, volatility of 27.96% and a risk-free interest rate of 4.65%. The expected volatility of approximately 27.96% was estimated by management based on an evaluation of the historical volatilities of public entities in the financial services industry.

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

TAILWIND FINANCIAL INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4—COMMITMENTS

The Company utilizes certain administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of one of the Initial Stockholders. Such affiliate has agreed that, until the consummation of a Business Combination, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. Included in formation, general and administrative expenses for the three and nine month periods ended March 31, 2008 is $22,500 and $67,500 of such costs, respectively ($90,000 for the period from June 30, 2006 to March 31, 2008).

In connection with the Offering, the Company entered into an underwriting agreement (the "Underwriting Agreement") with the underwriters in the Offering. Pursuant to the Underwriting Agreement, the Company was obligated to pay the underwriter for certain fees and expenses related to the Offering, including underwriters discounts of $7,000,000. The Company paid $4,000,000 of the underwriting discount upon closing of the Offering. The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $3,000,000 will be deferred until consummation of the Business Combination. Accordingly, a deferred underwriting fee comprised of the deferred portion of the underwriting discount is included in the accompanying balance sheet at March 31, 2008.

NOTE 5—INCOME TAXES

Provision for income taxes for the three and nine month periods ended March 31, 2008 consists of current federal tax of $181,000 and $790,000 respectively ($1,061,000 for the period from June 30, 2006 to March 31, 2008).

The Company’s effective tax rate approximates the federal statutory rate. No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result does not conduct operations and is not engaged in a trade or business in any state. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Delaware franchise tax expense of $34,890 for the three month period ended March 31, 2008 ($94,890 for the nine month period ended March 31, 2008; $129,890 for the period from June 30, 2006 to March 31, 2008), are included as part of general and administrative expenses in the accompanying statements of operations.

NOTE 6—PLAN OF MERGER

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

The transaction values Asset Alliance at approximately $80.2 million (approximately $99.1 million with the full earn-out) based on the closing price of the Company’s common stock on January 8, 2008 or $85.0 million (approximately $105.0 million with the full earn-out) based on the $8.00 per share placed in the Trust Account by the Company pursuant to the terms of the Offering.. The boards of directors of both Asset Alliance and the Company have unanimously approved the transaction. The transaction is subject to approval by the Company’s and Asset Alliance’s stockholders, regulatory approvals and other closing conditions. There can be no assurance that the Company will consummate the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business combinations and in particular, the proposed transaction with Asset Alliance, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "approximate," "estimate," "believe," "intend," "plan," or "project," or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this 10-Q. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks described in this 10-Q. In light of these risks and uncertainties, the events anticipated in the forward-looking statements may or may not occur.

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

We intend to use substantially all of the funds held in the trust account, less the payment due the underwriter for the deferred underwriting discount, in connection with a target business. However, as long as we consummate a business combination with one or more target acquisitions with a fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account representing the underwriters' deferred discount), we may use the assets in the trust account for any purpose we may choose. To the extent that our capital stock or debt is used in whole or in part as consideration to consummate a business combination, the remaining proceeds held in the trust account will be used as working capital, including director and officer compensation, change-in-control payments or payments to affiliates, or to finance the operations of the target business, make other acquisitions and pursue our growth strategies.

We believe that the funds available to us outside of the trust account ($100,000) and up to $1,600,000 of the interest earned on the trust account that may be released to us will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time Over this time period although we are not required to, we intend to use these funds to identify and evaluate prospective acquisition candidates, to perform business due diligence on prospective target businesses, to travel to and from offices, plants or similar locations of prospective target businesses, to select the target business to acquire and to structure, negotiate, and consummate the business combination. Messrs. McMillan and McKay and JovFunds each have jointly and severally agreed to pay, on our behalf any expenses in excess of $1,700,000 that we may incur in connection with our pursuit of a business combination. Such amounts will be reimbursed upon consummation of our initial business combination.

As indicated in the accompanying financial statements, at March 31, 2008, we had $71,061 in cash and $102,739,868 in cash held in the trust account. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plan to consummate a business combination will be successful. These factors, among others, raise substantial doubt as to our ability to continue as a going concern.

For the three month period ended March 31, 2008, we had net income of $350,493 ($1,520,864 for the nine month period ended March 31, 2008), consisting of interest income of approximately $0.7 million ($2.7 million for the nine month period ended March 31, 2008) less costs attributable to organization, formation and general and administrative expenses of $146,847 ($428,861 for the nine month period ended March 31, 2008) and net of a provision for income taxes of $181,000 ($790,000 for the nine month period ended March 31, 2008). Through March 31, 2008 we did not engage in any significant operations. Our entire activity from inception through March 31, 2008 was to prepare for the Offering and begin the identification of and negotiations with a suitable business combination candidate.

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

The transaction values Asset Alliance at approximately $80.2 million (approximately $99.1 million with the full earn-out) based on the closing price of our common stock on January 8, 2008 or $85.0 million (approximately $105.0 million with the full earn-out) based on the $8.00 per share placed in the Trust Account by us pursuant to the terms of the Offering. The boards of directors of both Asset Alliance and the Company have unanimously approved the transaction. The transaction is subject to approval by the Company’s and Asset Alliances’ stockholders, regulatory approvals and other closing conditions. There can be no assurance that we will consummate the transaction.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if we do not consummate a business combination prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2008, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in our internal control over financial reporting during the three month period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On April 17, 2007, we consummated our initial public offering of 12,500,000 Units. Each Unit consists of one share of our Common Stock and one warrant entitling the holder to purchase from us one share of our Common Stock at an exercise price of $6.00. The Units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $100,000,000. Deutsche Bank Securities Inc. acted as representative of the underwriters. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No 333- 135790) that was declared effective on April 11, 2007.

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

Item 6.  Exhibits.

Exhibit Number	Exhibit Description
3.1	Second Amended and Restated Certificate of Incorporation
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAILWIND FINANCIAL INC.

Date: May 14, 2008	By:	/s/ Andrew A. McKay
Andrew A. McKay Chief Executive Officer