Form 10-K
period 2008-06-30
TAILWIND FINANCIAL INC.
filed 2008-09-15
CIK 1368879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-33385

Tailwind Financial Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-4338095
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Brookfield Place, 181 Bay Street Suite 2040 Toronto, Ontario, Canada	M5J 2T3
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (416) 601-2422

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units	American Stock Exchange
Common Stock, par value $0.001 per share	American Stock Exchange
Warrants	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

As of December 31, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $90,591,402.02.

Number of shares of common stock outstanding (including shares embedded in units outstanding) as of September 8, 2008: 15,625,000.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this report. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks described in this report. In light of these risks and uncertainties, the events anticipated in the forward-looking statements may or may not occur.

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
Any forward-looking statement made by us speaks only as of the date on which we make it, and is expressly qualified in its entirety by the foregoing cautionary statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, except as required by law, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1.   BUSINESS

Introduction

Tailwind Financial Inc. is a blank check development stage company organized under the laws of the State of Delaware on June 30, 2006. We were formed to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination, one or more businesses. Other than interest income, we have not generated revenue to date. We are considered to be in the development stage and are subject to the risks associated with activities of development stage companies. Since our initial public offering in April 2007, we have been actively engaged in identifying a suitable business combination candidate. We have met with potential target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. However, as of the date of filing of this report we have not consummated any business combination. Unless the context otherwise requires, references in this report to “the Company,” “we,” “us,” and “our” refer to Tailwind Financial Inc.

A registration statement for our initial public offering was declared effective on April 11, 2007. On April 17, 2007 we sold 12,500,000 units in our initial public offering. Each of our units consists of one share of our common stock, $0.001 par value per share, and one warrant. Each warrant sold in the initial public offering entitles the holder to purchase from us one share of common stock at an exercise price of $6.00. Our units began publicly trading on April 12, 2007.  Our warrants and common stock have traded separately since May 16, 2007.  The public offering price of each unit was $8.00, and we generated gross proceeds of $100,000,000 in the initial public offering. Of the gross proceeds: (i) we deposited $95,300,000 into a trust account at JP Morgan Chase Bank, NA, maintained by American Stock Transfer & Trust Company, as trustee, which included $3,000,000 of contingent underwriting discount; (ii) the underwriters received $4,000,000 as underwriting discount (excluding the contingent underwriting discount); and (iii) we retained $600,000 for offering expenses, plus $100,000 for working capital. In addition, we deposited into the trust account $4,700,000 that we received from the issuance and sale of 4,700,000 warrants to Parkwood Holdings Ltd., an entity owned 37.5% by our Chairman, Gordon McMillan, 12.5% by our Chief Executive Officer, Andrew McKay and 50% by JovFunds Management Inc. The $100,000,000 held in the trust account will not be released until the earlier of (i) the completion of our initial business combination or (ii) our liquidation. Therefore, unless and until an initial business combination is consummated, the proceeds held in the trust account will not be available to us, other than up to $1,600,000 of interest income earned on the trust account balance, net of income taxes payable on such amount, which can be released to us to fund working capital requirements. For a more complete discussion of our financial information, see the section appearing elsewhere in this Annual Report on Form 10-K entitled “Selected Financial Data”.

On January 8, 2008, we announced that we had entered into an agreement and plan of merger with Asset Alliance Corporation (“Asset Alliance”), a multi-faceted investment management firm specializing in alternative investments, whereby we would have acquired all of the outstanding common stock of Asset Alliance in exchange for shares of our common stock, allowing Asset Alliance to access the public markets through the proposed transaction with us. On August 6, 2008 we formally provided notice to Asset Alliance of our decision to terminate the agreement and plan of merger. On August 27, 2008, we announced that we had signed a non-binding letter of intent with GrandUnion Inc., a shipping company headquartered in Piraeus, Greece. The non-binding letter of intent contemplates our acquisition of 20 vessels operating in the dry bulk industry, including nine new vessels to be delivered in 2010 and 2011. The acquisition of the eleven existing vessels is valued in excess of $600 million.

Consummating a Business Combination

General

We were formed to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination, one or more businesses. We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize the cash derived from our initial public offering, our capital stock or a combination of these in consummating a business combination. Although substantially all of the net proceeds of our initial public offering are intended to be applied generally toward consummating a business combination, the proceeds are not otherwise designated for any more specific purposes. Accordingly, investors in our company are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations.

Subject to the requirement that our business combination must be with a target acquisition having a fair market value that is at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such acquisition, there are no limitations on the type of investments we can make or the percentage of our total assets that may be invested in any one investment. Accordingly, other than the requirement that our business combination must be with a target acquisition having a fair market value that is at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such acquisition, our investment policies may be changed from time to time at the discretion of our board of directors, without a vote of our stockholders. Additionally, no limits have been set on the concentration of investments in any location or type of market.

Prior to consummation of our initial business combination, we are seeking to have all third parties, including any vendors, prospective target businesses and other entities with whom we engage in business, enter into agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. In the event that a third party refuses to enter into such a waiver, our decision to engage that third party would be based on our management’s determination that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to enter into such a waiver.

We have not consummated any business combination

We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. However, as of the date of filing of this report we have not consummated any business combination. Subject to the requirement that our initial business combination must be with one or more businesses with an aggregate fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of the business combination, we have virtually unrestricted flexibility in identifying and selecting prospective target business candidates. Accordingly, investors have no basis to evaluate the possible merits or risks of the target businesses with which we may ultimately complete a business combination. Our acquisition criteria are similar to those of other blank check companies.

Sources of target business

We believe that there are numerous acquisition candidates. Unaffiliated sources may introduce us to target acquisitions they think we may be interested in on an unsolicited basis. Our officers and directors and their affiliates, may bring to our attention target candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have. In no event will we pay any of our existing officers, directors or private stockholders any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to consummate a business combination, provided, however, that, although no agreement or arrangement is currently in place or contemplated, Genuity Financial Group or its subsidiaries (affiliated with our director Robert Penteliuk) are not prohibited from earning a fee in connection with our initial business combination.

Selection of target acquisition and structuring of a business combination

Subject to the requirement that our business combination must be with a target acquisition having a fair market value that is at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting prospective target acquisitions. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target acquisitions. In evaluating a prospective target acquisition, our management will consider, among other factors, the following:

•	companies with strong growth prospects and/or cost reduction opportunities with a need for capital;

•	demonstrated track records of growth in revenues and cash flow;

•	involvement in an industry that lacks companies with dominant market share;

•	well-developed risk management culture and willingness to expand;

•	a market which requires a high degree of financial or technical skills and resources to enter the market; and/or

•	experienced management groups with operating experience growing companies.

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

Fair market value of target acquisition

The initial target acquisition that we acquire must have a fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ deferred discount) at the time of such acquisition, subject to the conversion rights described below, although we may acquire a target acquisition whose fair market value significantly exceeds 80% of our net assets. To accomplish this, we may seek to raise additional funds through credit facilities or other secured financings or a private offering of debt or equity securities if such funds are required to consummate such a business combination, although we have not entered into any such fund raising arrangement and do not currently anticipate effecting such a financing other than in connection with the consummation of the business combination. The fair market value of our initial target acquisition will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target acquisition has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent third party appraiser, which may or may not be an investment banking firm that is a member of FINRA with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from a third party as to the fair market value if our board of directors independently determines that the target acquisition complies with the 80% threshold unless there is a conflict of interest with respect to the transaction. Nevertheless we reserve the right to obtain an opinion from an unaffiliated, independent third party appraiser if we deem it appropriate, for example, in the event of a potential conflict of interest.

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

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of consummating a business combination, we cannot assure investors that our assessment of the target business’ management will prove to be correct. Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure investors that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

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

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated. Our private stockholders will not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly, prior to the offering; they will have the right with respect to any shares of our common stock that they may acquire in connection with or following the offering. The actual per-share conversion price will be equal to the amount in the trust account (including a pro rata portion of the underwriters’ discount), which shall include $4,700,000 from the private sale of warrants, net of (1) income taxes payable on the interest income on the trust account, and (2) up to $1,600,000 of interest income earned on the trust account balance, net of income taxes payable on this amount, released to us to fund working capital requirements (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of units sold in the offering. Without taking into account any interest earned on the trust account, the initial per-share conversion price would be $8.00. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and consummated. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after consummation of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise any warrants that they still hold. We will not consummate any business combination if public stockholders owning 30% or more of the shares sold in the offering both exercise their conversion rights and vote against the business combination.

Dissolution and/or liquidation if no business combination

If we do not consummate a business combination by October 17, 2008, or if a letter of intent, agreement in principle or definitive agreement has not been executed by such date, our second amended and restated certificate of incorporation provides that our corporate powers will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation, and we will not be able to engage in any other business activities. Pursuant to Delaware law, our dissolution also requires the affirmative vote of stockholders owning a majority of our then outstanding common stock. In order to solicit such stockholder approval, (i) our board of directors will cause to be prepared a preliminary proxy statement setting forth the board of directors’ recommendation that we dissolve; (ii) we would expect that on the date that the board of directors adopts such recommendation, we would file the preliminary proxy statement with the Securities and Exchange Commission, or SEC; (iii) if the SEC does not review the preliminary proxy statement, then approximately 10 days following the filing of the preliminary proxy statement, we will mail a definitive proxy statement to our stockholders, and approximately 30 days following the date of such mailing we will convene a meeting of our stockholders at which they will either approve or reject our dissolution; and (iv) if the SEC does review the preliminary proxy statement, we currently estimate that we will receive their comments approximately 30 days following the filing of the preliminary proxy statement. We will mail a definitive proxy statement to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty), and we will convene a meeting of our stockholders at which they will either approve or reject our dissolution. In the event that we do not initially obtain approval for our dissolution by stockholders owning a majority of our outstanding common stock, we will continue to take all reasonable actions to obtain such approval, which may include adjourning the meeting from time to time to allow us to obtain the required vote and retaining a proxy solicitation firm to assist us in obtaining such vote. However, we cannot guarantee that our stockholders will approve our dissolution in a timely manner or at all. However, in any event, our second amended and restated certificate of incorporation also provides that our corporate existence will cease on April 17, 2009 except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to obtain formal stockholder approval of our dissolution and liquidation and to file a certificate of dissolution with the Delaware Secretary of State.

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

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although, if we dissolve and liquidate prior to our corporation ceasing to exist in accordance with our second amended and restated certificate of incorporation, we will make liquidating distributions to our stockholders as soon as reasonably possible as part of our plan of dissolution and distribution, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our service providers (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, we intend to have all providers of goods and services, prospective target businesses and other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. For further information on the statutory dissolution procedures, see “Proposed Business—Consummating a Business Combination—Dissolution and/or liquidation if no business combination.”

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $8.00 (of which approximately $0.24 per share is attributable to the underwriters’ discount). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, if any, which could have higher priority than the claims of our public stockholders. These creditors could include our directors and officers to the extent they are entitled to indemnification under our second amended and restated certificate of incorporation. We cannot assure investors that the actual per-share liquidation price will not be less than $8.00, plus interest (net of taxes payable, which taxes, if any, should be paid from the trust account, and net of any amounts that may be released to us to fund our working capital requirements), due to claims of creditors. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Gordon A. McMillan, Andrew A. McKay and JovFunds each have jointly and severally entered into a binding agreement stating that if we dissolve and/or liquidate prior to a business combination, they will be liable to ensure that the proceeds in the trust account are not reduced by the claims of vendors for services rendered or products sold to us, as well as claims of prospective target businesses for fees and expenses of third parties that we agree in writing to pay in the event we do not consummate a combination with such business in excess of the net proceeds of our initial public offering not held in the trust account. Additionally, the underwriters have agreed to forfeit any rights or claims against the proceeds held in the trust account which includes a portion of their underwriters’ discount. We cannot assure investors, however, that Messrs. McMillan and McKay and JovFunds would be able to satisfy such obligations.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure investors we will be able to return to our public stockholders at least $8.00 per share. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after April 17, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure investors that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our dissolution and/or liquidation or if they seek to convert their respective shares into cash upon a business combination which those stockholders voted against and which is consummated by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. Voting against the business combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the trust account. The stockholder must have also exercised his, her or its conversion rights described above.

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

Facilities

We maintain our principal executive offices at Brookfield Place, 181 Bay Street, Suite 2040, Toronto, Ontario, Canada M5J 2T3. The cost for this approximately 1,500 square feet of space is included in the $7,500 monthly fee that Parkwood Holdings Ltd., a company that is wholly owned by Messrs. McMillan and McKay and JovFunds, or an affiliate of Parkwood Holdings Ltd., is charging us for general and administrative services, including office space, utilities and administrative support, which commenced on the effective date of our initial public offering and will terminate upon consummation of our business combination or the distribution of the trust account to our public stockholders. We believe, based on fees for similar services in the Toronto, Ontario metropolitan area, that the fee charged by Parkwood Holdings Ltd., or an affiliate of Parkwood Holdings, Ltd., is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. We provide access free of charge to these materials on our website at www.tailwindfc.com as soon as reasonably practicable after filing with the SEC and will provide, at no additional charge, copies of these reports, proxy and information statements and other information upon request to our address at Brookfield Place, 181 Bay Street, Suite 2040, Toronto, Ontario, Canada M5J 2T3, or by telephone at (416) 601-2422. These reports, proxy statements and other information, and related exhibits and schedules may also be inspected and copied at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available at http://www.sec.gov.

ITEM 1A.   RISK FACTORS

Investing in our securities involves a high degree of risk. Prospective investors should carefully consider the following risk factors and all other information contained in this prospectus before making a decision to invest in our units. We have not signed a definitive agreement with a target business. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and an investor could lose all or part of his investment.

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

The report of the independent registered public accounting firm that audited our financial statements includes a “going concern” explanatory paragraph due to the possibility that we may not consummate a business combination within the required time frame, which will require us to dissolve and liquidate.

The audit report in our financial statements for the year ended June 30, 2008, includes an explanatory paragraph that states that due to the possibility that a business combination may not be consummated within the required timeframe, there is “substantial doubt” about our ability to continue as a going concern. We must complete a business combination with a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ deferred discount) at the time of acquisition by October 17, 2008 (i.e., 18 months after the completion of our initial public offering) or by April 17, 2009 (i.e., 24 months after the completion of our initial public offering) if a letter of intent, agreement in principle or definitive agreement has been executed by October 17, 2008).

If we are forced to dissolve and/or liquidate before a business combination and distribute the trust account, our public stockholders may receive less than $8.00 per share and our warrants will expire worthless.

We must consummate a business combination with a fair market value of at least 80% of our net assets at the time of acquisition (excluding the amount held in the trust account representing a portion of the underwriters’ discount), or $77,600,000, excluding accrued interest not released to us to fund working capital requirements, or execute a letter of intent agreement in principle or definitive agreement by October 17, 2008 and, in any event, our corporate existence will cease on April 17, 2009 if we do not obtain stockholder approval to extend our existence in connection with the approval of a business combination. If we are unable to consummate a business combination within the prescribed time frames and are forced to dissolve and/or liquidate our assets, the per-share liquidation distribution may be less than $8.00. Furthermore, there will be no distribution from the trust account with respect to our outstanding warrants which will expire worthless if we dissolve and/or liquidate before the consummation of a business combination.

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

If we do not consummate a business combination or execute a letter of intent, agreement in principle or definitive agreement by the October 17, 2008 deadline, our second amended and restated certificate of incorporation provides that our corporate powers will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation, and we will not be able to engage in any other business activities. Pursuant to Delaware law, our dissolution also requires the affirmative vote of stockholders owning a majority of our then outstanding common stock. In order to solicit such stockholder approval: (i) our board of directors will cause to be prepared a preliminary proxy statement setting forth the board of directors’ recommendation that we dissolve; (ii) we would expect that on the date that the board of directors adopts such recommendation, we would file the preliminary proxy statement with the SEC; (iii) if the SEC does not review or notify us that they will review the preliminary proxy statement, then approximately 10 days following the filing of the preliminary proxy statement, we will mail a definitive proxy statement to our stockholders, and approximately 30 days following the date of such mailing we will convene a meeting of our stockholders at which they will either approve or reject our dissolution; and (iv) if the SEC does review the preliminary proxy statement, we currently estimate that we will receive their comments approximately 30 days following the filing of the preliminary proxy statement. We will mail a definitive proxy statement to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty), and we will convene a meeting of our stockholders at which they will either approve or reject our dissolution.

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

We currently believe that the funds outside the trust account available to us from the proceeds of our initial public offering together with up to $1,600,000 of interest earned on the trust account that may be released to us along with anticipated funding from our initial stockholders will be sufficient to allow us to operate until at least April 17, 2009, assuming that a business combination is not consummated during that time. However, we cannot assure investors that our estimates will be accurate. We could use a portion of these funds to pay due diligence costs in connection with a potential business combination or to pay fees to consultants to assist us with our search for a target acquisition. We could also use a portion of these funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target acquisitions from “shopping” around for transactions with others on terms more favorable to such target acquisitions) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into such a letter of intent where we paid for the right to receive exclusivity from a target acquisition and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to any other potential target acquisitions.

Investors will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering are intended to be used to consummate a business combination with an unidentified target acquisition, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K with the SEC promptly following consummation of our initial public offering including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we are not subject to these rules, including Rule 419, we have a longer period of time to consummate a business combination in certain circumstances than we would if we were subject to such rule.

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

Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and not seek recourse against the trust account for any reason. In addition, creditors may seek to interfere with the distribution process under state or federal creditor and bankruptcy laws. Accordingly, the proceeds held in the trust account could be subject to claims which could take priority over those of our public stockholders. We cannot assure investors that the per-share distribution from the trust account will not be less than $8.00 (of which approximately $0.24 per share is attributable to the deferred underwriters’ discount), plus interest accrued not released to us to fund working capital requirements, due to such claims, or that there will not be delays in addition to those imposed by our duties to comply with Delaware General Corporation Law procedures and federal securities laws and regulations.

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

Our second amended and restated certificate of incorporation provides that we will continue in existence only until April 17, 2009. If we have not completed a business combination by such date and amended this provision in connection thereto, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after April 17, 2009 and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure investors that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Accordingly, we cannot assure investors that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after April 17, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages by paying public stockholders from the trust account prior to addressing the claims of our creditors. We cannot assure investors that claims will not be brought against us for these reasons.

Since we have not yet finalized the target acquisition with which to consummate a business combination, we are unable to currently ascertain the merits or risks of the business’ operations.

Our stockholders currently have no basis to evaluate the possible merits or risks of our ultimate target acquisition. Although our management will evaluate the risks inherent in a particular target acquisition, we cannot assure investors that they will properly ascertain or assess all of the significant risk factors. We also cannot assure investors that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a target acquisition. Except for the limitation that a target acquisition have a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of the acquisition, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate.

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

Our ability to successfully consummate a business combination is largely dependent upon the efforts of Gordon A. McMillan, our Chairman, Andrew A. McKay, our Chief Executive Officer, John Anderson, our Chief Financial Officer, and Philip Armstrong, Robert C. Hain, Stephen T. Moore and Robert Penteliuk, our directors, as well as the relationship we have with JovFunds. We have not entered into employment or consultant agreements with Messrs. McMillan, McKay, Anderson, Armstrong, Hain, Moore or Penteliuk, or obtained “key man” life insurance on their lives. The loss of any of Messrs. McMillan’s, McKay’s or Anderson’s services or of those of any of our outside directors could have a material adverse effect on our ability to successfully achieve our business objectives, including seeking a suitable target business with which to consummate a business combination.

Our officers and directors allocate only a portion of their business time to our company, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not have and do not intend to have any full time employees prior to the consummation of a business combination. None of our officers and directors are obligated to devote any specific number of hours to our affairs. If an officer or director is required to devote more substantial amounts of time to his other businesses and affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure investors that these conflicts will be resolved in our favor.

Our officers and directors currently are, and may in the future become affiliated with additional entities that are, engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

None of our officers or directors has been or currently is a principal of, or affiliated or associated with, a blank check company. However, our officers and directors currently are, and may in the future become affiliated with additional entities, including other “blank check” companies which may be engaged in activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties or other contractual obligations. Specifically, Mr. Penteliuk, one of our directors, is a principal of Genuity Capital Markets, a subsidiary of Genuity Financial Group. Genuity Capital Markets is a registered broker dealer which provides financial advisory services to its clients, which may also be appropriate for presentation to us. In addition, Mr. McMillan is the Chairman of the Board of JovFunds Management Inc., a Canadian asset management firm and one of our initial stockholders. Mr. Anderson is Chief Financial Officer of Impax Energy Services Income Trust, Mr. Armstrong is a director of JovFunds and the President, Chief Executive Officer and a Director of Jovian Capital Corporation, a TSX Venture Exchange-listed company which invests in financial services companies and is the parent company of JovFunds. Mr. Hain is the Chairman of City Financial Investment Company Limited, a London based investment firm primarily focused on providing mutual funds and for individual investors in the United Kingdom, Europe and the Middle East and Mr. Moore is a trustee of CI Financial Income Fund. Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure investors that any of these conflicts will be resolved in our favor.

Genuity Financial Group and its subsidiaries are under no legal or contractual obligation to identify acquisition opportunities or perform any other services on our behalf and Genuity Financial Group and its subsidiaries may take actions that conflict with our interests.

Robert Penteliuk, a member of our board, is a principal of Genuity Capital Markets, a subsidiary of Genuity Financial Group. Because of this relationship, Mr. Penteliuk may become aware of potential acquisition candidates. However, Mr. Penteliuk, Genuity Financial Group and its subsidiaries do not act as financial advisor to us and are under no legal or contractual obligation to perform these or any other services on our behalf. Mr. Penteliuk, Genuity Financial Group and its subsidiaries may present acquisition opportunities to others before they present these opportunities to us. Acquisition candidates brought to our attention through Mr. Penteliuk may include clients of Genuity Financial Group or its subsidiaries and Genuity Financial Group and its subsidiaries may have contractual, fiduciary or other obligations to these clients which may be inconsistent with, or adverse to, our interests and the interests of our stockholders. In addition, nothing precludes Mr. Penteliuk, Genuity Financial Group or its subsidiaries from representing, investing in or participating in other blank check entities or other companies that compete with us for acquisition candidates. Finally, while no such agreement or arrangement is currently in place or contemplated, Genuity Financial Group or its subsidiaries would not be prohibited from earning a fee in connection with our initial business combination which could lead to a conflict of interest for Mr. Penteliuk.

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

Upon consummation of a business combination, the role of our officers and directors in the target business cannot presently be fully ascertained. While it is possible that one or more of our officers and directors will remain in senior management or as directors following a business combination, we may employ other personnel following the business combination. If we acquire a target business in an all cash transaction, it would be more likely that our officers and certain of our directors would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company, following a business combination, it may be less likely that our officers or directors would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. If, as a condition to a potential business combination, our officers negotiate to be retained after the consummation of the business combination, such negotiations may result in a conflict of interest. The ability of such individuals to remain with us after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. In making the determination as to whether current management should remain with us following the business combination, we will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain of our officers and directors remain if it is believed that it is in the best interests of the combined company after the consummation of the business combination. Although we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure investors that our assessment of these individuals will prove to be correct.

The shares of common stock and warrants owned by our private stockholders, officers and directors will not participate in liquidation distributions, and a conflict of interest may arise in determining whether a particular target acquisition is appropriate for a business combination.

TFC Holdings Ltd., an entity owned 97% by Parkwood Holdings Ltd. and 3% by our outside directors, Parkwood Holdings Ltd., and our officers and directors beneficially own, in the aggregate, 3,125,000 shares of our common stock and 4,700,000 warrants but have waived their right to receive distributions (other than with respect to units they purchased in our initial public offering or common stock or warrants they purchase in the aftermarket) upon our dissolution and liquidation prior to a business combination. These shares and warrants will be worthless if we do not consummate a business combination. In addition, the 3,125,000 shares of common stock and 4,700,000 warrants are held in escrow and may not be transferred until the first anniversary of the consummation of a business combination and ninety days after consummation of a business combination, respectively. The personal and financial interests of our private stockholders, officers and directors, including their interest in releasing these transfer restrictions and in releasing their common stock and warrants from escrow may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, the discretion of our private stockholders, officers and directors in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our public stockholders’ best interest.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock will be subject to the “penny stock” rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

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

Of the proceeds from our initial public offering and the private placement of warrants, $100,000,000 is held in the trust account and may be used by us to consummate a business combination. Our business combination must be with a business having a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such acquisition. We have no limitation on our ability to raise additional funds through the sale of securities or the incurrence of indebtedness that would enable us to consummate a business combination with an operating business having a fair market value in excess of 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such an acquisition. We have not entered into any such fundraising arrangement and have no current intention of doing so. Consequently, initially it is possible that we will have the ability to consummate only a single business combination. We may not be able to acquire more than one target business because of various factors, including insufficient financing or the difficulties involved in consummating the contemporaneous acquisition of more than one operating company, as is required by our second amended and restated certificate of incorporation. Therefore, it is possible that we will have the ability to consummate a business combination with only a single operating business, which may have only a limited number of products or services. The resulting lack of diversification may:

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and operating businesses competing for the types of businesses that we intend to primarily focus on. Many of these individuals and entities are well established and have extensive experience in identifying and consummating, directly or indirectly, acquisitions of companies. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous target businesses that we could potentially acquire with the net proceeds of our initial public offering, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses. Also, our obligation to convert into cash the shares of common stock in certain instances may reduce the resources available for a business combination. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to consummate an initial business combination within the prescribed time period, we will be forced to dissolve and/or liquidate.

We depend on the proceeds of our initial public offering not placed in the trust account and interest on the trust account available to us to fund our search for a target business or businesses and to consummate our initial business combination.

We depend on the $100,000 of proceeds of our initial public offering not placed in the trust account and up to $1,600,000 of interest earned on the trust account and released to us to provide us with working capital that we may need to identify one or more target businesses and to consummate our initial business combination. This may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to obtain additional funds from our initial stockholders or another source to continue operations.

Our initial stockholders are responsible for any expenses in excess of $1,700,000 that may be incurred in connection with the pursuit of a business combination. Such amounts will be reimbursed upon consummation of a business combination.

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

Our second amended and restated certificate of incorporation provides that our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at any annual meeting only a minority of the board of directors will be considered for election. Since our “staggered board” would prevent our stockholders from replacing a majority of our board of directors at any annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders.

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

To this end, the proceeds held in the trust account may be invested by the trust agent only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

We may or may not obtain an opinion from an unaffiliated third party as to the fair market value of a target acquisition or that the price we are paying for the business is fair to our stockholders.

Pursuant to our second amended and restated certificate of incorporation which we will file with the Delaware Secretary of State prior to consummation of the offering, our board of directors is not required to obtain an opinion from an unaffiliated third party that either the target acquisition we select has a fair market value in excess of 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) or that the price we are paying is fair to stockholders unless either (i) the board of directors is not able to independently determine that the target acquisition has a sufficient fair market value, or (ii) a conflict of interest exists with respect to the transaction. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors regarding the valuation of the target acquisition.

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

The American Stock Exchange may require us to submit a new listing application, subject to the initial listing requirements, in connection with a business combination, or may delist our securities from trading on its exchange, which could limit investors’ ability to effect transactions in our securities and subject us to additional trading restrictions.

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

•
determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	more limited amount of news and analyst coverage for us;

•	decreased ability to issue additional securities or obtain additional financing in the future; and

•	decreased ability of our security holders to sell their securities in certain states.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

We may redeem the warrants issued as a part of our units (including the warrants sold in the private placement) at any time after the warrants become exercisable in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

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

Because we may acquire a company located outside of the United States, we may be subject to various risks of the foreign jurisdiction in which we ultimately operate.

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

We are located outside the United States and, if we acquire one or more businesses outside of the United States, our assets would be located and a number of our directors and officers would be resident outside the United States, which may hinder service of process or make it impossible, difficult or more costly for an investor to enforce a judgment granted by a United States court against us or such persons.

We are incorporated under the laws of Delaware, but our head office is located and a number of our directors and officers may be resident in Canada. If we acquire one or more businesses located outside of the United States, a number of our directors and officers may be resident in Canada and a substantial portion of their assets and substantially all of our assets will be located outside of the United States. As a result, it may be difficult for an investor to effect service of process within the United States upon the directors and officers who are not residents of the United States. It may also be difficult for an investor to enforce judgments in the courts of the United States, including those based upon the civil liability under United States federal securities laws, against us where damages exceed the realizable value of U.S.- based assets or against directors and officers who are not residents of the United States. Therefore, judgments against us or such persons may have to be enforced in one or more foreign jurisdictions and may be subject to additional defenses or may result in additional costs to the party seeking to enforce a judgment as a result.

Claims brought in foreign courts, where appropriate, may be subject to defenses not available in actions in courts of the United States or may result in additional costs or different damages being awarded to the party bringing the claim.

If we acquire one or more foreign businesses, we may incur additional costs due to currency exchange and we could experience gains or losses solely on changes in the exchange rate between the U.S. Dollar and the foreign currency.

If we make an acquisition of a foreign business using foreign currency, fluctuation in the exchange rates could affect the cost of acquisition because our cash assets are in U.S. Dollars. For example, an increase in the value of the foreign currency relative to the U.S. Dollar would result in our paying a higher U.S. Dollar purchase price because we would be required to convert more U.S. Dollars to buy the necessary amount of foreign currency to fund the purchase price.

If we acquire one or more foreign businesses with our cash assets, our assets, liabilities and earnings would be denominated in foreign currency. As a result, our earnings may be affected favorably or unfavorably by changes in the exchange rates between the U.S. Dollar and the foreign currency. For example, an increase in the value of the foreign currency relative to the U.S. Dollar would result in higher profits when those profits are converted into U.S. Dollars. Conversely, a decrease in the value of the foreign currency relative to the U.S. Dollar would result in lower profits when those profits are converted into U.S. Dollars. Similarly, the overall value of our assets and any foreign currency liabilities would fluctuate up or down with the value of the foreign currency. Fluctuations in the exchange rates could adversely affect the value of our shares. We may also incur transaction costs associated with exchanging foreign currency into U.S. Dollars.

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

If we incur indebtedness in connection with consummating a business combination we will be exposed to additional risks, including the typical risks associated with leverage.

We may borrow funds in connection with consummation a business combination. Leverage involves risks and special considerations of stockholders, including:

•
we will be exposed to increased risk of loss if we incur debt because a decrease in the value of our investments would have a greater negative impact on our returns and therefore the value of our common stock than if we did not use leverage;

•	it is likely that such debt will be governed by an instrument containing covenants restricting our operating flexibility; and
•	we, and indirectly our stockholders, will bear the cost of leverage, including issuance and servicing costs.

Risks Related to the Shipping Industry

If charter rates fluctuate and the shipping industry continues to undergo cyclical turns, it may reduce our profitability and operations.

The shipping business, including the dry market, has been cyclical in varying degrees, experiencing fluctuations in charter rates, profitability and, consequently, vessel values.

A significant contraction in demand for imported commodities, such as iron ore or coal, as a result of economic downturns or changes in government policies in certain regional markets could depress vessel freight rates, as well as the general demand for vessels. For instance, a downturn in the economy of countries such as China, which has experienced substantial global economic growth during the past few years, could negatively affect the shipping industry. The demand for vessels is also greatly affected by, among other factors, the demand for consumer goods, commodities and bagged and finished products, as well as commodity prices, environmental concerns and competition. The supply of shipping capacity is also a function of the delivery of new vessels and the number of older vessels scrapped, in lay-up, converted to other uses, reactivated or removed from active service. Supply may also be affected by maritime transportation and other types of governmental regulation, including that of international authorities. These and other factors may cause a decrease in the demand for the services we may ultimately provide or the value of the vessels we may own and operate, thereby limiting our ability to successfully operate any prospective target business with which we may ultimately complete a business combination.

The shipping industry is subject to seasonal fluctuations in demand and, therefore, may cause volatility in our operating results.

The shipping industry has historically exhibited seasonal variations in demand and, as a result, in charter hire rates. This seasonality may result in quarter-to-quarter volatility in our operating results. The tanker and dry bulk carrier markets are typically stronger in the fall and winter months in anticipation of increased consumption of oil, coal and other raw materials in the northern hemisphere. In addition, unpredictable weather patterns in these months tend to disrupt vessel scheduling and supplies of certain commodities. As a result, revenues are typically weaker during the fiscal quarters ended June 30 and September 30, and, conversely, typically stronger in fiscal quarters ended December 31 and March 31. Our operating results, therefore, may be subject to seasonal fluctuations.

If we experienced a catastrophic loss and our insurance is not adequate to cover such loss, it could lower our profitability and be detrimental to operations.

The ownership and operation of vessels in international trade is affected by a number of risks, including mechanical failure, personal injury, vessel and cargo loss or damage, business interruption due to political conditions in foreign countries, hostilities, labor strikes, adverse weather conditions and catastrophic marine disaster, including environmental accidents and collisions. All of these risks could result in liability, loss of revenues, increased costs and loss of reputation. We intend to maintain insurance, consistent with industry standards, against these risks on any vessels and other business assets we may acquire upon completion of a business combination. However, we cannot assure you that we will be able to adequately insure against all risks, that any particular claim will be paid out of our insurance, or that we will be able to procure adequate insurance coverage at commercially reasonable rates in the future. Our insurers will also require us to pay certain deductible amounts, before they will pay claims, and insurance policies may contain limitations and exclusions, which, although we believe will be standard for the shipping industry, may nevertheless increase our costs and lower our profitability. Additionally, any increase in environmental and other regulations may also result in increased costs for, or the lack of availability of, insurance against the risks of environmental damage, pollution and other claims for damages that may be asserted against us. Our inability to obtain insurance sufficient to cover potential claims or the failure of insurers to pay any significant claims, could lower our profitability and be detrimental to our operations.

We may incur significant costs in complying with environmental, safety and other governmental regulations, and our failure to comply with these regulations could result in the imposition of penalties, fines and restrictions on our operations.

The operation of vessels is subject to extensive and changing environmental protection, safety and other federal, state and local laws, rules, regulations and treaties, compliance with which may entail significant expense, including expenses for ship modifications and changes in operating procedures. We cannot assure you that we will be able to comply with all laws, rules, regulations and treaties following a business combination. If we are unable to adhere to these requirements, it could result in the imposition of penalties and fines against us, and could also result in the imposition of restrictions on our business and operations. Furthermore, the costs of compliance also could lower our profitability and be detrimental to our operations.

The ownership and operation of vessels in international trade is susceptible to world events, which could be detrimental to our financial condition and operating performance.

Terrorist attacks such as the attacks on the United States on September 11, 2001 and the continuing response of the United States to these attacks, as well the threat of future terrorist attacks in the United States or elsewhere, continue to cause uncertainty in the world financial markets and may affect our business, operating results and financial condition. The continuing conflict in Iraq may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Persian Gulf region. Acts of terrorism and piracy have also affected vessels trading in regions such as the South China Sea. Any of theses occurrences could impair our operating results.

If a business combination involves the ownership of vessels, such vessels could be arrested by maritime claimants, which could result in the interruption of business and decrease revenue and lower profitability.

Crew members, tort claimants, claimants for breach of certain maritime contracts, vessel mortgagees, suppliers of goods and services to a vessel, shippers of cargo and other persons may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages, and in many circumstances a maritime lien holder may enforce its lien by ‘‘arresting’’ a vessel through court processes. Additionally, in certain jurisdictions, such as South Africa, under the ‘‘sister ship’’ theory of liability, a claimant may arrest not only the vessel with respect to which the claimant’s lien has arisen, but also any ‘‘associated’’ vessel owned or controlled by the legal or beneficial owner of that vessel. If any vessel ultimately owned and operated by us is ‘‘arrested,’’ this could result in a material loss of revenues, or require us to pay substantial amounts to have the ‘‘arrest’’ lifted.

Governments could requisition vessels of a target company during a period of war or emergency, resulting in a loss of earnings.

A government could requisition a company’s vessels for title or hire. Requisition for title occurs when a government takes control of a vessel and becomes her owner, while requisition for hire occurs when a government takes control of a vessel and effectively becomes her charterer at dictated charter rates. Generally, requisitions occur during periods of war or emergency, although governments may elect to requisition vessels in other circumstances. Although a target company would be entitled to compensation in the event of a requisition of any of its vessels, the amount and timing of payment would be uncertain.

We may become subject to United States Federal income taxation on our United States source shipping income, which would reduce our net income and impair our cash flow.

Due to the nature of the shipping industry, we may complete a business combination with a target business outside of the United States, in which case we would seek to qualify under Section 883 of the United States Internal Revenue Code of 1986, as amended, for an exemption from U.S. federal income tax on substantially all of our shipping income. This exemption may not be available, or may subsequently be lost, if 50% or more of our stock is owned, for more than half the number of days during the taxable year, by persons in the United States. We can give no assurance that the ownership of our stock will permit us to qualify for the Section 883 exemption. If we do not qualify for an exemption pursuant to Section 883, we will be subject to U.S. federal income tax, likely imposed on a gross basis at 4%, on our United States source shipping income, which constitutes not more than 50% of our gross shipping income. In such case, we may seek to elect to be taxed under what is in essence an alternative tonnage tax created by the American Job Creation Act of 2004, which would likely provide for a substantially reduced tax to the extent it applies. In such a case, our net income and cash flow will be reduced by the amount of such tax.

If a target company has or obtains a vessel that is of second-hand or older nature, it could increase our costs and decrease our profitability.

We believe that competition for employment of second-hand vessels may be intense. Additionally, second-hand vessels may carry no warranties from sellers with respect to their condition as compared to warranties from shipyards available for newly-constructed vessels, and may be subject to problems created by the use of their original owners. If we purchase any second-hand vessels, we may incur additional expenditures as a result of these risks, which may reduce our profitability.

While it will be our intention if we acquire a target business in this area to sell or retire our vessels before they are considered older vessels, under shipping standards, in the rare case where we continue to own and operate a vessel for a longer period, we could be faced with the additional expenditures necessary to maintain a vessel in good operating condition as the age of a vessel increases. Moreover, port-state authorities in certain jurisdictions may demand that repairs be made to this type of vessel before allowing it to berth at or depart a particular port, even though that vessel may be in class and in compliance with all relevant international maritime conventions. Should any of these types of problems or changes develop, income may be lost if a vessel goes off-hire and additional unforeseen and unbudgeted expenses may be incurred. If we choose to maintain any vessels past the age that we have planned, we cannot assure you that market conditions will justify expenditures with respect to any of the foregoing or enable us to operate these vessels profitably.

Because certain financial information will be required to be provided to our shareholders in connection with a proposed business combination, prospective target businesses may be limited.

In order to seek shareholder approval of a business combination with an operating business in the shipping industry, the proposed target business will be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with the standards of the United States Public Company Accounting Oversight Board. Some of the businesses in the shipping industry may not keep financial statements in accordance with, or that can be reconciled to, U.S. generally accepted accounting principles. To the extent that the required financial statements or information cannot be prepared or obtained, we will not be able to complete a business combination with such entities. Accordingly, these financial information requirements may limit the pool of potential target businesses or vessels which we may acquire.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.         PROPERTIES

We maintain our principal executive offices at Brookfield Place, 181 Bay Street, Suite 2040, Toronto, Ontario, Canada M5J 2T3. The cost for this approximately 1,500 square feet of space is included in the $7,500 monthly fee that Parkwood Holdings Ltd., a company that is wholly owned by Messrs. McMillan and McKay and JovFunds, or an affiliate of Parkwood Holdings Ltd., will charge us for general and administrative services, including office space, utilities and administrative support, commencing on the effective date of our initial public offering and terminating upon consummation of our business combination or the distribution of the trust account to our public stockholders. We believe, based on fees for similar services in the Toronto, Ontario metropolitan area, that the fee charged by Parkwood Holdings Ltd., or an affiliate of Parkwood Holdings, Ltd., is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.         LEGAL PROCEEDINGS

None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, which consist of one share of our common stock, par value $0.001 per share, and one warrant to purchase one share of our common stock, trade on the American Stock Exchange, or AMEX, under the symbol “TNF.U.” Our warrants and common stock have traded separately on the AMEX under the symbols “TNF.WS” and “TNF,” respectively, since May 16, 2007. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00 after the consummation of an initial business combination. Our warrants will expire at 5:00 p.m., New York City time, on April 11, 2011, or earlier upon redemption.

The following table sets forth, for the calendar quarter indicated, the high and low closing sales prices per unit, warrant and share of common stock, respectively, as reported on the AMEX. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Units		Warrants		Common Stock
Quarter ended
	High	Low	High	Low	High	Low
2007
First Quarter*	—	—	—	—	—	—
Second Quarter*	—	—	—	—	—	—
Third Quarter *	—	—	—	—	—	—
Fourth Quarter (April 12, 2007 to June 30, 2007) (1)(2)(3)	$8.52	$7.92	$0.99	$0.80	$7.64	$7.51
2008
First Quarter	$8.55	$8.20	$1.02	$0.63	$7.75	$7.50
Second Quarter	$8.37	$8.16	$0.82	$0.64	$7.64	$7.55
Third Quarter	$8.25	$7.83	$0.70	$0.10	$7.75	$7.55
Fourth Quarter	$7.91	$7.81	$0.19	$0.10	$7.95	$7.56

(1)	Represents the high and low closing sales prices from our first day of trading on April 12, 2007 through June 30, 2007.
(2)	Represents the high and low closing sales prices from May 16, 2007, the date that our warrants first became separately tradable, through June 30, 2007.
(3)	Represents the high and low sales closing prices from May 16, 2007, the date that our common stock first became separately tradable, through June 30, 2007.
*	No amounts are included as none of our securities commenced trading on the AMEX until April 12, 2007.

        Source: American Stock Exchange 2008. 3 September 2008. <http://www.amex.com/>

Holders

As of September 8, 2008, we had 1 holder of record of our units, 2 holders of record of our common stock and 4 holders of record of our warrants.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends prior to the completion of a business combination. If, after we consummate a business combination, we become a holding company with a risk-bearing operating company subsidiary, the ability of that subsidiary to pay dividends to our stockholders, either directly or through us, may be limited by statute or regulation.

Performance

The graph below compares the cumulative total return of our common stock from April 12, 2007 through June 30, 2008 with the cumulative total return of companies comprising the S&P 500 Index and a peer group selected by us. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index and a peer group selected by us over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Our peer group is comprised of the following companies that were blank check companies and that, as of the measurement dates, had neither completed a business combination nor announced a business combination:  Santa Monica Media Corp., Media & Entertainment Holdings, Inc., Churchill Ventures Ltd., Geneva Acquisition Corp., Dekania Corp., Renaissance Acquisition Corp., NTR Acquisition Co., and Transforma Acquisition Group, Inc. We believe that the peer group shown in the below graph is no longer an accurate measure for evaluation of our common stock. The peer group shows similarly sized development stage companies that do not have an active definitive agreement in place with a target company. During the majority of the period shown we did not have an active definitive agreement in place, however, during a portion of the period we had an active definitive agreement outstanding with Asset Alliance. This agreement has since been terminated. Subsequently, we announced that we had signed a non-binding letter of intent with GrandUnion concerning the acquisition of 20 dry bulk vessels. As a result of the variation in our underlying industry focus and the focus of the constituents of the peer group as well as the difference in development stage as it relates to definitive agreements with target acquisitions in different industries, we believe that our investors should not rely on our relative historical performance compared to that of the peer group.

Recent Sales of Unregistered Securities

(a)   During the past three years, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

Stockholders	Number of Shares
TFC Holdings Ltd.	3,125,000

The foregoing shares were issued on July 12, 2006 pursuant to the exemptions from registration contained in Section 4(2) and Regulation S of the Securities Act of 1933, as amended. The shares were sold for an aggregate offering price of $31,250. No underwriting discounts or commissions were paid with respect to such sales. TFC Holdings Ltd. is owned by Robert C. Hain, Stephen T. Moore and Robert Penteliuk, each of whom are directors, and Parkwood Holdings Ltd., an entity owned by Gordon A. McMillan, our Chairman, Andrew A. McKay, our Chief Executive Officer, and JovFunds Management Inc. On March 14, 2007, we declared a 1 for 1.15 stock split in the form of a dividend and these shares converted into 3,593,750 shares. 468,750 of such shares were redeemed by the Company for no consideration following expiration of the underwriters’ overallotment option.

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

Of the gross proceeds from our initial public offering: (i) we deposited $100,000,000 into a trust account at JP Morgan Chase Bank, NA, maintained by American Stock Transfer & Trust Company, as trustee, which amount included $3,000,000 of contingent underwriting discount and $4,700,000 that we received from the sale of warrants to Parkwood; (ii) the underwriters received $4,000,000 as underwriting discount (excluding the contingent underwriting discount); and (iii) we spent approximately $783,000 for offering expenses. None of the offering proceeds were paid directly or indirectly to any of our officers, directors or 10% stockholders. The net proceeds deposited into the trust account remain on deposit in the trust account, and have earned interest of  $4,085,238 through June 30, 2008.

Following the consummation of our initial public offering through June 30, 2008, we incurred an aggregate of $2,105,801 in additional expenses, which consists of approximately $1,337,802 for acquisition costs related to a failed transaction, $100,000 for director and officer insurance, $210,292 for legal and accounting fees unrelated to our initial public offering or acquisition costs, $168,214 for Delaware franchise taxes, $112,500 to Parkwood Holdings Ltd., or an affiliate of Parkwood, through June 30, 2008 for our office space and other general and administrative services and $176,993 for other expenses. We also accrued an income tax provision of $673,000.

The net remaining proceeds from the initial public offering after deducting the underwriting discounts and commissions, the offering expenses and all other expenditures through June 30, 2008 were $102,418,621, which consists of $33,383 of cash held outside the trust account and $102,385,238 held in the trust account, including accrued interest.

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

	FYE June 30, 2008	Period from June 30, 2006 (inception) to June 30, 2007
Interest income	$3,085,095	$1,000,143
Net income	$781,150	$525,287
Net income attributable to common stockholders	$546,883	$367,753
Basic and diluted net income per share	$0.05	$0.07
Weighted average shares outstanding	11,876,250	4,918,289
Working capital deficit (excludes assets held in the trust account and deferred underwriting fees)	$(1,135,028)	$(329,715)
Total assets	$102,437,137	$101,113,280
Common stock, subject to possible conversion, 3,748,750 shares at conversion value	$30,381,801	$30,147,534
Stockholders’ equity	$67,873,175	$67,422,894

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were formed on June 30, 2006 to consummate a merger, capital stock exchange, asset acquisition, exchangeable share transaction or other similar business combination with an operating business. Our initial business combination must be with a business or businesses whose collective fair market value is at least equal to 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of the acquisition.

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

The funds available to us outside of the trust account ($100,000) and up to $1,600,000 of the interest earned on the trust account will be used to identify and evaluate prospective acquisition candidates, to perform business due diligence on prospective target businesses, to travel to and from offices, plants or similar locations of prospective target businesses, to select the target business to acquire and to structure, negotiate, and consummate the business combination. Messrs. McMillan and McKay and JovFunds each have jointly and severally agreed to be responsible for, on our behalf any expenses in excess of $1,700,000 that we may incur in connection with our pursuit of a business combination. Such amounts will be reimbursed upon consummation of our initial business combination.

As indicated in the accompanying financial statements, at June 30, 2008, we had $33,383 in cash and $102,385,238 in cash held in the trust account. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plan to consummate a business combination will be successful. We must complete a business combination with a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of acquisition by October 17, 2008 or by April 17, 2009 (if a letter of intent, agreement in principle or definitive agreement has been executed by October 17, 2008). These factors, among others, raise substantial doubt as to our ability to continue as a going concern.

For the year ended June 30, 2008, we had net income of $781,150 ($525,287 for the year ended June 30, 2007), consisting of interest income of approximately $3.1 million ($1.0 million for the year ended June 30, 2007) less costs attributable to organization, formation and general and administrative expenses of $564,143 ($203,856 for the year ended June 30, 2007) less write off of deferred acquisition costs of $1,337,802 ($NIL for the year ended June 30, 2007) and net of a provision for income taxes of $402,000 ($271,000 for the year ended June 30, 2007). Through June 30, 2008 we did not engage in any significant operations. Our entire activity from inception through June 30, 2008 was to prepare for the Offering and begin the identification of and negotiations with a suitable business combination candidate.

On January 8, 2008, we announced that we had entered into an agreement and plan of merger with Asset Alliance Corporation (“Asset Alliance”), a multi-faceted investment management firm specializing in alternative investments, whereby we would have acquired all of the outstanding common stock of Asset Alliance in exchange for shares of our common stock, allowing Asset Alliance to access the public markets through the proposed transaction with us. In connection with the proposed transaction, we incurred approximately $1.3 million of acquisition costs which costs were written off during the quarter ended June 30, 2008. On August 6, 2008 we formally provided notice to Asset Alliance of our decision to terminate the agreement and plan of merger.

On August 27, 2008, we announced that we had signed a non-binding letter of intent with GrandUnion Inc., a shipping company headquartered in Piraeus, Greece. The non-binding letter of intent contemplates our acquisition of 20 vessels operating in the dry bulk industry, including nine new vessels to be delivered in 2010 and 2011. The acquisition of the eleven existing vessels is valued in excess of $600 million.

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

        As of June 30, 2008, $102,385,238 of the net proceeds of our initial public offering (including accrued interest) was held in the trust account for the purposes of consummating a business combination. American Stock Transfer & Trust Company, the trustee, has invested the money held in the trust account at JPMorgan Chase Bank, NA.

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

Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic filings with the SEC under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. Management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of June 30, 2008. Based upon that evaluation, management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the criteria in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

The Company had deficient controls over segregation of duties inherent to its size. Specifically, as a result of the limited number of personnel in the accounting and finance department, certain financial personnel had incompatible duties that allowed for the creation, review and processing of certain financial data without independent review and authorization. Our management evaluated the impact of such deficiency over financial reporting considering whether there was a reasonable possibility of misstatement; what the potential magnitude of a misstatement would be and the overall effect of compensating controls. Based on that evaluation, our management concluded that such deficiency was not indicative of a material weakness due to compensating controls in place. To mitigate the risk, management relies heavily on manual procedures and detective controls, weekly management meetings, and quarterly reviews of financial statements by management and the Board.

BDO Seidman, LLP, the independent registered public accounting firm that audited our financial statements included in this report, has issued a report regarding its assessment of our internal control over financial reporting as of June 30, 2008, which appears on the next page.

During our fiscal quarter ended June 30, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of
Tailwind Financial Inc.

We have audited the internal control over financial reporting, as of June 30, 2008, of Tailwind Financial Inc., a development stage company (the “Company”), based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of June 30, 2008 and 2007 and the related statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2008 and 2007 and for the period from June 30, 2006 (date of inception) through June 30, 2008 and our report dated September 12, 2008 (which contains an explanatory paragraph regarding the Company’s ability to continue as a going concern) expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
New York, New York
September 12, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Gordon A. McMillan	40	Chairman of the Board
Andrew A. McKay	49	Chief Executive Officer and President
John Anderson	62	Chief Financial Officer
Philip Armstrong	58	Director
Robert C. Hain (1)	55	Director
Stephen T. Moore (1)	54	Director
Robert Penteliuk (1)	40	Director

(1) Member of the Audit Committee and Nominating Committee.

Gordon A. McMillan has served as Chairman of our board of directors since June 30, 2006 and has been an entrepreneur in the financial services industry in Canada for the past twelve years. From December 2005 until January 2008, he served as Chairman and a director of JovFunds Management Inc. (formerly, Fairway Asset Management Corp.), an asset management holding company focused on private equity and structured investment products. From 2000 to 2005, Mr. McMillan was the Chief Executive Officer and a director of NGB Management Ltd., a private equity firm he founded which was focused on providing growth capital to life sciences companies in Canada. From 2000 to 2003, Mr. McMillan was the Chief Executive Officer and a director of Skylon Capital Corp., a private investment management holding company and VentureLink Capital Corp., a private equity firm providing growth capital to a broad range of companies in Canada, including firms operating in the Canadian financial services sector. Prior to co-founding Skylon and VentureLink, from 1995 to 2000 Mr. McMillan was the President, Chief Executive Officer and a director of Triax Capital Corp., a private Canadian investment management holding company. In addition to his activities in the Canadian investment management industry, Mr. McMillan was a founder and serves as Trustee of Impax Energy Services Income Trust, a publicly traded Canadian income trust which, through its subsidiaries, provides services to the Canadian oil and gas industry. Mr. McMillan holds a Bachelor of Laws degree from Queen’s University in Kingston, Ontario and is a member of the Law Society of Upper Canada.

Andrew A. McKay has served as our Chief Executive Officer and President since July 10, 2006 and was a founder and until November 2006, a Managing Director of JovFunds, a private Canadian asset management firm which was sold to Jovian Capital Corporation, a public Canadian asset management firm, in 2006. From November 2003 until May 2006, Mr. McKay was Chief Executive Officer of JovFunds. Previously, from January 2000, to November 2003, Mr. McKay was a co-founder, Chief Operating officer and a Director of Skylon Capital Corp., an investment holding company. Prior to co-founding Skylon, from 1994 until 1999, Mr. McKay was a Director of Altamira International Bank (Barbados) Inc., the offshore asset management subsidiary of Altamira Management Ltd., a major Canadian investment counselor, and an officer of Ivory & Sime plc, a leading U.K. investment management firm. Mr. McKay is a Fellow of both the Institute of Chartered Management Accountants and the Institute of Chartered Secretaries and Administrators.

John Anderson has served as our Chief Financial Officer since May 15, 2007 and has served as Chief Financial Officer of Impax Energy Services Income Trust since June 2006. As a Chartered Accountant, Mr. Anderson was with Ernst & Young LLP for 24 years, the last 13 of which he served as a partner in the audit area. He left Ernst & Young LLP to become the chief financial officer of The T. Eaton Company Ltd. Having seen The T. Eaton Company through its first restructuring in 1997, Mr. Anderson spent two years with MDS Capital Corp., a venture capital company in the biotech sector. Mr. Anderson spent the next two years with a start-up company involved in nanotechnology. More recently, Mr. Anderson has been a financial consultant to numerous private and public companies, often as acting chief financial officer or project leader for complicated transactions. Mr. Anderson is currently a director of the Canadian Medical Discoveries Fund, Jump TV Inc. and Chairman of the board of Ridley College.

Philip Armstrong has served as a member of our board of directors since September 20, 2006 and has been, since July 2003, the President and Chief Executive Officer and a Director of Jovian Capital Corporation, a TSX Venture Exchange-listed company which invests in the financial services industry, and was a founding principal in 2001. Prior to that time he was President and a Director of Altamira Investment Services Inc. from August 1987 to January 2001, and was also a founding Partner. Mr. Armstrong served as Chairman of The Investment Funds Institute of Canada and Chairman of The Mutual Fund Dealer’s Association. He currently serves on the board of the Canadian Opera Company, Ireland Fund of Canada and Mr. Armstrong holds a BA (Law) with Honours from Manchester Polytechnical.

Robert C. Hain has served as a member of our board of directors since August 24, 2006 and has been Chairman of City Financial Investment Company Limited, a London-based investment firm focused on providing mutual funds for individual investors in the United Kingdom, Europe and the Middle East, since January 2006. Prior to that time, from December 2001 until November 2004 he was Chief Executive Officer of INVESCO UK Ltd., a large asset manager in the United Kingdom and prior to that time, from 1998 until 2001, he was Chief Executive Officer of AMVESCAP’s Canadian AIM TRIMARK business. Mr. Hain holds a Bachelor of Arts degree from the University of Toronto and a B Litt degree from Oxford University.

Stephen T. Moore has served as a member of our board of directors since August 24, 2006 and Managing Director and the Chief Compliance Officer for Newhaven Asset Management, Inc., an investment counseling firm, since its formation in January 2006. Mr. Moore has held a number of positions in the financial services industry during the past 27 years, including vice president and director of Burns Fry Ltd. from 1979 to 1993, Lancaster Financial Inc. from May 1993 to January 1995, and TD Securities Inc. from January 1995 to February 1996. In addition, he was a founder and Managing Director of Kensington Capital Partners, a company specializing in advisory services and private equity, from February 1996 to May 2004. Mr. Moore is currently a trustee of CI Financial Income Fund, a trustee of the Advantaged Preferred Share Trust, and a trustee of Impax Energy Services Income Trust. Mr. Moore holds a Bachelor’s degree in Economics and a Masters of Business Administration from Queen’s University.

Robert Penteliuk has served as a member of our board of directors since July 10, 2006 and has been a principal of Genuity Capital Markets since February 2005 and in that capacity, has advised on a variety of major public financings and mergers and acquisitions. His most recent financing clients include Addenda Capital, Canaccord Capital, Gluskin Sheff and GMP Capital. Mr. Penteliuk has also acted as an advisor for numerous financial services mergers and acquisition transactions including CI Financial conversion to an income trust, Manulife’s acquisition of John Hancock, Assante Corporation’s sale to CI Fund Management, Mackenzie Financial Corporation’s sale to Investors Group, as well as advising AMVESCAP PLC in its acquisition of Trimark Financial Corporation. Prior to joining Genuity Capital Markets in 2004, Mr. Penteliuk worked for CIBC World Markets from November 1997 until December 2004, most recently as a Managing Director in Investment Banking. Mr. Penteliuk’s background includes experience in real estate, hospitality and technology sectors as well as corporate restructuring and workout situations. Mr. Penteliuk graduated with an Honours degree in Business Administration from Wilfrid Laurier University and has obtained his Chartered Financial Analyst designation.

These individuals play a key role in identifying and evaluating prospective acquisition candidates, selecting the target acquisition, and structuring, negotiating and consummating its acquisition. None of these individuals has been or currently are principals of or affiliated with a blank check company. However, we believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transactional expertise should enable them to successfully identify and consummate an acquisition.

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

Director Independence

We currently have three independent directors: Robert C. Hain, Stephen T. Moore and Robert Penteliuk. Our board of directors currently complies with and we intend that it will continue to comply with the independence requirements of the American Stock Exchange (including the transition rules for companies consummating an initial public offering) and to be comprised of such number of independent directors as is required by such rules. By “independent director,” we mean a person other than an officer or employee of ours or any other individual having a relationship, which, in the opinion of our board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent directors and our directors who do not have a pecuniary interest in the transaction, in either case who had access, at our expense, to attorneys or independent legal counsel. Whether or not independent, our directors are our fiduciaries and, as such, must exercise discretion over future transactions consistent with their responsibilities as fiduciaries. Moreover, we intend to obtain estimates from unaffiliated third parties for similar goods or services, taking into account, in addition to price, the quality of the goods or services to be provided by such third parties to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from unaffiliated third parties.

Committees of the Board of Directors

Our board of directors has established a standing audit committee and a standing nominating committee.

Audit Committee

Our audit committee consists of Robert C. Hain, Stephen T. Moore and Robert Penteliuk, each of whom is an independent director. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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
Independence of and Financial Experts on Audit Committee

The audit committee currently has three independent directors and currently complies with and we intend that it will continue to comply with the independence requirements of the Rule 10A-3 of the Securities and Exchange Act of 1934, as amended, and the rules of the American Stock Exchange and is comprised of members who are “financially literate,” meaning they are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, the audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Penteliuk satisfies the definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under the SEC’s rules and regulations.

Nominating Committee

Our nominating committee consists of Robert C. Hain, Stephen T. Moore and Robert Penteliuk and is responsible for selecting, researching and nominating directors for election by our stockholders and selecting nominees to fill vacancies on the board or a committee of the board.

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the board of directors of a public company, and be able to promote a diversity of views based on the person’s education, experience and professional employment.  The nominating committee evaluates each individual in the context of the board as a whole, with the objective of recommending a group of that can best implement our business plan, perpetuate our business and represent stockholder interests. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation of Officers and Directors

No executive officer has received any cash compensation for services rendered to us. Commencing on the effective date of our registration statement through the consummation of an initial business combination, pursuant to a letter agreement, we have paid and will continue to pay Parkwood Holdings Ltd., a company that is wholly owned by Messrs. McMillan and McKay and JovFunds, or an affiliate of Parkwood Holdings, Ltd., a fee of $7,500 per month for providing us with administrative services. Other than the fees payable to Parkwood Holdings Ltd., or an affiliate of Parkwood Holdings, Ltd., pursuant to the agreement described above, no compensation of any kind, including finder’s, consulting fees or other similar compensation, has been or will be paid by us to any of our officers, directors, private stockholders or any of their respective affiliates, prior to or in connection with a business combination, provided, however, that, although no agreement or arrangement is currently in place or contemplated, Genuity Financial Group or its subsidiaries (affiliated with our director Robert Penteliuk) would not be prohibited from earning a fee in connection with our initial business combination. Our officers, directors and private stockholders and their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we generally do not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and 10% stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the fiscal year ended June 30, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met in a timely manner.

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

Our code of ethics may be viewed on our website at www.tailwindfc.com. We intend to post amendments to our code of ethics on this website.

We undertake to provide without charge to any person, upon written or verbal request of such person, a copy of the our code of ethics. Requests for a copy should be directed in writing to Tailwind Financial Inc., Brookfield Place, 181 Bay Street, Suite 2040, Toronto, Ontario, Canada M5J 2T3, Attention: Andrew A. McKay, or by telephone at (416) 601-2422.

Promoters

Any of Messrs. McMillan, McKay, Armstrong, Hain, Moore and Penteliuk and JovFunds may be deemed our “promoters” as that term is defined under the Federal securities laws.

ITEM 11.             EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

No executive officer has received any cash compensation for services rendered to us. Commencing on April 11, 2007, the effective date of our registration statement, until the consummation of a business combination, pursuant to a letter agreement, we are obligated to pay Parkwood Holdings Ltd., or an affiliate of Parkwood, a fee of $7,500 per month for providing us with administrative services. Other than the fees payable to Parkwood Holdings Ltd. pursuant to this agreement, no compensation of any kind, including finder’s fees, consulting fees or other similar compensation, has been or will be paid by us or any other entity to any of our existing officers, directors, existing stockholders or any of their respective affiliates, prior to or in connection with a business combination. However, such individuals and entities are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we generally do not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. The compensation, if any, of our Chief Executive Officer, Chief Financial Officer and other officers is determined by a majority of our independent directors in accordance with Section 805 of the American Stock Exchange Company Guide.

Compensation Committee Interlocks and Insider Participation

Our board of directors has not established a compensation committee of the board of directors. The compensation, if any, of our Chief Executive Officer, Chief Financial Officer and other officers is determined by a majority of our independent directors in accordance with Section 805 of the American Stock Exchange Company Guide.

No members of our board of directors has a relationship that would constitute an interlocking relationship with executive officers or directors of the company or another entity.

Compensation Committee Report

Our board of directors has not established a compensation committee of the board of directors.  The compensation, if any, of our Chief Executive Officer, Chief Financial Officer and other officers is determined by a majority of our independent directors in accordance with Section 805 of the American Stock Exchange Company Guide.

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis with management, and, based on such review and discussion, the board of directors determined that the Compensation, Discussion and Analysis be included in this Annual Report on Form 10-K.

Gordon A. McMillan
Robert Penteliuk

Robert C. Hain
Stephen T. Moore
Philip Armstrong

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 8, 2008, by each person who is known by us to own beneficially more than 5% of our outstanding shares of common stock.

		Approximate
	Number of	Percentage Of
	Shares	Outstanding
	Beneficially	Common
Name and Address of Beneficial Owner (1)	Owned	Stock(2)

Citigroup Inc. (3)	2,500,500	16.00%
President and Fellows of Harvard College (4)	1,463,800	9.37%
Malibu Partners LLC (5)	1,384,300	8.86%
Dorset Management Corporation (6)	1,250,000	8.00%
QVT Financial LP (7)	1,105,900	7.08%
Fir Tree, Inc. (8)	1,015,900	6.50%
Pacific Assets Management, LLC (9)	833,766	5.34%
HBK Investments L.P. (10)	796,674	5.10%
_______________________

(1)	Except as set forth in the footnotes to this table, the persons named in the table above have sole voting and dispositive power with respect to all shares shown as beneficially owned by them.

(2)
Amount and applicable percentage of ownership is based on 15,625,000 shares of our common stock outstanding (including shares embedded in units outstanding) on September 8, 2008, resulting in a different percentage than reported by the beneficial owners on their respective Schedule 13G filings.

(3)
Citigroup Inc. (“Citigroup”) is the sole beneficial owner of 2,500,500 shares of our common stock. Pursuant to a restructuring announced on June 12, 2008 of Old Lane, LLC (“Old Lane”), a Citigroup subsidiary, these securities reflect securities previously held by Old Lane which were transferred to Citigroup Global Markets Inc. (“CGM Holdings”) on June 26, 2008. The address of the principal office of Citigroup is 399 Park Avenue, New York, NY 10043. The address of the principal office of CGM Holdings is 388 Greenwich Street, New York, NY 10013. The foregoing information was derived from a Schedule 13G filed with the SEC on July 10, 2008.

(4)
The business address of the President and Fellows of Harvard College is c/o Harvard Management Company, Inc., 600 Atlantic Avenue, Boston, MA 02210. The foregoing information was derived from a Schedule 13G filed with the SEC on February 14, 2008.

(5)
Malibu Partners LLC (“Malibu”) and Kenneth J. Abdalla (“Abdalla”) are the beneficial owners of 1,384,300 shares of our common stock. Malibu and Abdalla have voting and dispositive power with respect to all 1,384,300 shares. The business address of each of Malibu and Abdalla is 15332 Antioch Street #528, Pacific Palisades, CA 90272. The foregoing information was derived from a Schedule 13D filed with the SEC on June 30, 2008.

(6)
David M. Knott and Dorset Management Corporation are deemed to be the beneficial owner 1,250,000 shares of our common stock. The business address, or residence, of each of Mr. Knott and Dorsett Management Corporation is 485 Underhill Boulevard, Suite 205, Syosset, New York 11791. The foregoing information was derived from a Schedule 13G filed with the SEC on February 13, 2008.

(7)
QVT Financial LP (“QVT Financial”), is the investment manager for QVT Fund LP (the “Fund”), which beneficially owns 966,830 shares of our common stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 108,103 shares of our common stock. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 30,967 shares of common stock. QVT Financial has the power to direct the vote and disposition of the common stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 1,105,900 shares of common stock, consisting of the shares owned by the Fund and Quintessence and the shares held in the Separate Account. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of common stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of Common Stock owned by the Fund and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 1,074,933 shares of common stock. The Fund, Quintessence and the Separate Account also own warrants to purchase additional shares of common stock. Each of QVT Financial and QVT Financial GP LLC disclaims beneficial ownership of the shares of Common Stock owned by the Fund and Quintessence and held in the Separate Account. QVT Associates GP LLC disclaims beneficial ownership of all shares of common stock owned by the Fund and Quintessence, except to the extent of its pecuniary interest therein. The business address of each of QVT Financial, QVT Financial GP LLC and QVT Associates GP LLC is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036. The business address of the Fund is Walkers SPV, Walkers House, Mary Street, George Town, Grand Cayman KY1-9002, Cayman Islands. The foregoing information was derived from a Schedule 13G filed with the SEC on February 11, 2008.

(8)
Sapling, LLC (“Sapling”), and Fir Tree Capital Opportunity Master Fund, L.P. (“Fir Tree Capital Opportunity”), are the beneficial owners of 816,437 shares of our common stock and 199,463 shares of our common stock, respectively. Fir Tree, Inc. (“Fir Tree”), may be deemed to beneficially own the shares of common stock held by Sapling and Fir Tree Capital Opportunity as a result of being the investment manager of Sapling and Fir Tree Capital Opportunity. Sapling and Fir Tree Capital Opportunity are the beneficial owners of 6.1% and 1.5%, respectively, of the outstanding shares of common stock. Collectively, Sapling and Fir Tree Capital Opportunity beneficially own 1,015,900 shares of common stock which represent 7.6% of the shares of common stock outstanding. Sapling may direct the vote and disposition of 816,437 shares of common stock. Fir Tree Capital Opportunity may direct the vote and disposition of 199,463 shares of Common Stock. Fir Tree has been granted investment discretion over the common stock held by Sapling and Capital Opportunity. The business address of each of Sapling and Fir Tree is 505 Fifth Avenue, 23rd Floor, New York, New York 10017. The business address of Fir Tree Capital Opportunity is c/o Admiral Administration Ltd., 90 Fort Street, Box 32031 SMB, Grand Cayman, Cayman Islands. The foregoing information was derived from a Schedule 13G filed with the SEC on February 14, 2008.

(9)
Pacific Assets Management, LLC (“PAM”), is the investment adviser to JMG Triton Offshore Fund, Ltd. (the “Fund”), which has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the 833,766 shares of our common stock. Pacific Capital Management, Inc. (“PCM”), is a member of PAM. Mr. Glaser, Mr. David and Mr. Richter are control persons of PCM and PAM. Mr. Rubinstein is a portfolio manager of the Fund. The business address of Mr. Glaser is 11601 Wilshire Boulevard, Suite 2180, Los Angeles, CA 90025. The business address of each of PAM, PCM, and Mr. David is 100 Drakes Landing, Suite 207, Greenbrae, CA 94904. The business address of Mr. Richter and Mr. Rubinstein is One Sansome Street, 39th Floor, San Francisco, CA 94104. The business address of the Fund is Ogier Fiduciary Services (BVI) Ltd, Nemours Chambers, PO Box 3170, Road Town, Tortola, BVI VG1110. PAM is an affiliate manager of Asset Alliance. Some of the foregoing information was derived from a Schedule 13G filed with the SEC on February 14, 2008.

(10)
HBK Investments L.P., HBK Services LLC, HBK Partners II L.P., HBK Management LLC, and HBK Master Fund L.P. are the beneficial owners of 796,674 shares of our common stock. Jamiel A. Akhtar, Richard L. Booth, David C. Haley, Lawrence H. Lebowitz and William E. Rose are each managing members of HBK Management LLC. The business address of HBK Investments L.P., HBK Services LLC, HBK Partners II L.P., and HBK Management LLC is 300 Crescent Court, Suite 700, Dallas, Texas 75201. The business address of HBK Master Fund L.P. is c/o HBK Services LLC, 300 Crescent Court, Suite 700, Dallas, Texas 75201. The foregoing information was derived from a Schedule 13G filed with the SEC on February 11, 2008.

The following table sets forth certain information regarding beneficial ownership of our common stock and warrants as of September 8, 2008, by (i) each of our executive officers, (ii) each of our directors, and (iii) all directors and executive officers as a group. Our warrants become exercisable after completion of our initial business combination. These warrants expire on April 11, 2011, or earlier upon redemption.

Names and Addresses of Beneficial Owners (1)	Amount of Beneficial Ownership of Common Stock (2)	Percent of Common Stock	Amount of Beneficial Ownership of Warrants	Percent of Warrants
Executive Officers
Andrew A. McKay	378,906	2.42%	587,500	3.42%
John Anderson	0	0.00%	0	0.00%

Directors
Gordon A. McMillan (3)	1,136,719	7.28%	1,762,500	10.25%
Robert Penteliuk	31,250	0.20%	0	0.00%
Robert C. Hain	31,250	0.20%	0	0.00%
Stephen T. Moore	31,250	0.20%	0	0.00%
Philip Armstrong	0	0.00%	0	0.00%

All executive officers and directors as a group	1,609,375	10.30%	2,350,000	13.66%

(1)	The business address of each of our officers and directors is Brookfield Place, 181 Bay Street, Suite 2040, Toronto, Ontario, Canada, M5J 2T3.

(2)
TFC Holdings Ltd. holds 3,125,000 shares of common stock. TFC Holdings Ltd. is owned 97% by Parkwood Holdings Ltd. and 1% each by Messrs. Hain, Moore and Penteliuk. Members of TFC Holdings Ltd. have the right to vote the shares of our common stock that TFC Holdings Ltd. holds pro rata in accordance with each member’s interest in TFC Holdings Ltd. Any shares of common stock acquired by TFC Holdings Ltd. cannot be sold or transferred until one year following our initial business combination. Upon the expiration of one year following our initial business combination, TFC Holdings Ltd. will distribute to its members all shares of our common stock that it holds. On August 24, 2006, JovFunds Management Inc. became a stockholder of Parkwood Holdings Ltd.; JovFunds Management Inc. owns 50%, Mr. McMillan owns 37.5% and Mr. McKay owns 12.5% of Parkwood Holdings Ltd. Parkwood Holdings Ltd. also purchased 4,700,000 warrants sold in a private placement prior to the offering. Until November 2006, Mr. McKay, the Chief Executive Officer, was a Managing Director of JovFunds. Until January 2008, Mr. McMillan was Chairman of JovFunds. 1,762,500 of such warrants were subsequently transferred to 1600624 Ontario Inc., a corporation controlled by Mr. McMillan, and subsequently transferred to McMillan Family Foundation, a charitable foundation controlled by Mr. McMillan and his spouse. 587,500 of such warrants were subsequently transferred to 2099388 Ontario Inc., a corporation controlled by Mr. McKay. 2,350,000 of such warrants were subsequently transferred to JovFunds Management Inc. Messrs. McKay and McMillan disclaim beneficial ownership with respect to the shares and the warrants beneficially owned by the relevant entities listed in this footnote except to the extent of their respective pecuniary interests therein.

(3)   Mr. McMillan is also an executive officer of our company.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 12, 2006, we issued the following shares of our common stock to the following entity for an aggregate of $31,250 in cash.

TFC Holdings Ltd.	3,125,000
Total:	3,125,000

As a result of our 1 for 1.15 stock split in the form of a stock dividend on March 14, 2007, these shares converted into 3,593,750 shares. 468,750 of such shares were redeemed by us as the underwriters’ over-allotment option was not exercised.

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

The holders of the majority of these shares and warrants are entitled to make up to two demands that we register these shares, warrants and the shares of common stock underlying such warrants. The holders of the majority of these shares may elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. The holders of the majority of these warrants can elect to exercise these registration rights at any time commencing three months prior to the date upon which they will first become eligible for resale. In addition, these warrant holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date they become eligible for resale. We will bear the expenses incurred in connection with the filing of any of these registration statements.

The payment to Parkwood Holdings Ltd., a company that is wholly owned by Messrs. McMillan and McKay and JovFunds, or to an affiliate of Parkwood Holdings, Ltd., of a monthly fee of $7,500 is for certain administrative services, including approximately 1,500 square feet of office space located at Brookfield Place, 181 Bay Street, Suite 2040, Toronto, Ontario, Canada, utilities and secretarial support. Mr. McKay is the President of Parkwood Holdings Ltd. and Messrs. McMillan and McKay and JovFunds each will benefit from the transaction with Parkwood Holdings Ltd., or an affiliate of Parkwood Holdings, Ltd. However, this arrangement is solely for our benefit and is not intended to provide Messrs. McMillan or McKay or JovFunds compensation in lieu of a salary.

To fund pre-offering expenses associated with our initial public offering, Parkwood Holdings, Ltd. loaned $368,750 to us in exchange for a promissory note, without interest, which was repaid from the proceeds of our initial public offering.

We reimburse our officers and directors, subject to board approval, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target acquisitions and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than the $7,500 per month administrative fee payable to Parkwood Holdings Ltd., or to an affiliate of Parkwood Holdings, Ltd., and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder’s and consulting fees, will be paid by us to any of our private stockholders, officers or directors who owned our common stock prior to the offering, or to any of their respective affiliates or family members for services rendered to us prior to or with respect to the initial transaction, provided, however, that, although no agreement or arrangement is currently in place or contemplated, Genuity Financial Group and its subsidiaries are not prohibited from earning a fee in connection with our initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Pursuant to our Audit Committee charter, following consummation of the offering, any related party transaction, as defined in SEC Rule S-K 404(a) must be reviewed and approved by our Audit Committee. The transactions described in this section were not pre-approved by our Audit Committee as they were entered into prior to consummation of our initial public offering.

Director Independence

        The American Stock Exchange requires that a majority of our board of directors must be composed of "independent directors," which is defined generally as a person other than an officer or employee of ours or any other individual having a relationship, which, in the opinion of our board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

        Our board of directors has determined that each of Robert C. Hain, Stephen T. Moore and Robert Penteliuk are independent directors as such term is defined under the rules of the American Stock Exchange and Rule 10A-3 of the Exchange Act. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees billed or anticipated for the periods indicated for professional services rendered by BDO Seidman, LLP, our independent registered public accounting firm.

	Fiscal Year Ended June 30, 2008		Fiscal Year Ended June 30, 2007
Audit Fees	$71,020	(1)	99,783	(2)
Audit-Related Fees	$33,220	(3)	-
Tax Fees	$-	(4)	-
All Other Fees	$-		-
Total	$104,240		99,783

(1)
Audit fees for the fiscal year ended June 30, 2008 relate to the audit of our financial statements and internal control for the fiscal year ended June 30, 2008, estimated at $38,000, and the quarterly reviews of financial statements included in our quarterly reports on Form 10-Q for the quarterly periods ended September, 2007, December 31, 2007 and March 31, 2008 aggregating $33,020.

(2)
Audit fees (including expenses) for the fiscal year ended June 30, 2007 related to professional services rendered in connection with our initial public offering (financial statements included in our Registration Statement on Form S-1 and our Current Report on Form 8-K filed with the SEC on April 18, 2007), aggregating $72,179, for the audit of our financial statements for the period from June 30, 2006 (date of inception) to June 30, 2007, $19,880, and for the quarterly review of financial statements included in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2007, $7,724.

(3)	Audit-related fees of $33,220 consist of consultations and professional services related to reviewing documents and proxy statements associated with a proposed business combination.

(4)	Tax fees relate to professional services rendered for tax compliance, tax advice and tax planning.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

In addition to retaining BDO Seidman, LLP to audit our financial statements for the period July 1, 2007 through June 30, 2008, we may retain BDO Seidman, LLP to provide advisory services and due diligence work in connection with prospective business combinations in our 2009 fiscal year. We understand the need for BDO Seidman, LLP to maintain objectivity and independence in its audit of our financial statements.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See financial statements commencing on page F-1 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description

***1.1	Underwriting Agreement

***3.1	Second Amended and Restated Certificate of Incorporation

**3.2	Restated Bylaws

***4.1	Specimen Unit Certificate

***4.2	Specimen Common Stock Certificate

***4.3	Specimen Warrant Certificate

***4.4	Unit Purchase Option granted to Representative

***4.5	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant

***4.6	Securities Escrow Agreement among American Stock Transfer & Trust Company, the Initial Stockholders and the Registrant

***10.1	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant

***10.2	Registration Rights Agreement among the Registrant and the Initial Stockholders

*10.3	Administrative Services Agreement between the Registrant and Parkwood Holdings Ltd.

*10.4	Second Amended and Restated Subscription Agreement between the Registrant and TFC Holdings Ltd.

*10.5	Promissory Note issued to Parkwood Holdings Ltd. on July 12, 2006

*10.6	Second Amended and Restated Warrant Purchase Agreement between the Registrant and Parkwood Holdings Ltd.

***10.7	Letter Agreement between the Registrant and Andrew A. McKay

***10.8	Letter Agreement between the Registrant and Gordon A. McMillan

***10.9	Letter Agreement between the Registrant and Robert Penteliuk

***10.10	Letter Agreement between the Registrant and TFC Holdings Ltd.

***10.11	Letter Agreement between the Registrant and Parkwood Holdings Ltd.

***10.12	Letter Agreement between the Registrant and JovFunds Management Inc.

***10.13	Letter Agreement between the Registrant and Robert C. Hain

***10.14	Letter Agreement between the Registrant and Stephen T. Moore

***10.15	Letter Agreement between Registrant and Philip Armstrong

*10.16	Promissory Note issued to Parkwood Holdings Ltd. on February 2, 2007

*10.17	Extension Agreement dated March 14, 2007

***10.18	Amendment to Securities Escrow Agreement

***10.19	Form of Indemnification Agreement

24	Power of Attorney (included on the signature page)

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

*99.1	Audit Committee Charter

*99.2	Code of Ethics

*99.3	Nominating Committee Charter

*	Incorporated by reference to the documents previously filed by us with the SEC, as exhibits to our registration statement on Form S-1 (File No. 333-135790) effective as of April 11, 2007.
**	Incorporated by reference to the Restated Bylaws previously filed by us with the SEC, as an exhibit to our Form 8-K filed on May 15, 2007.
***	Incorporated by reference to the documents previously filed by us with the SEC, as exhibits to our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (File No. 001-33385).

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAILWIND FINANCIAL INC.

By:	/s/Andrew A. McKay
Name:	Andrew A. McKay
Title:	Chief Executive Officer

Date: September 15, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 15th day of September, 2008.

Name	Title	Date

/s/Gordon A. McMillan
Gordon A. McMillan	Chairman of the Board	September 15, 2008

/s/Andrew A. McKay
Andrew A. McKay	Chief Executive Officer (principal executive officer)	September 15, 2008

/s/ John Anderson
John Anderson	Chief Financial Officer (principal accounting and financial officer)	September 15, 2008

/s/ Robert Penteliuk
Robert Penteliuk	Director	September 15, 2008

/s/ Robert C. Hain
Robert C. Hain	Director	September 15, 2008

/s/ Stephen T. Moore
Stephen T. Moore	Director	September 15, 2008

/s/ Philip Armstrong
Philip Armstrong	Director	September 15, 2008

FINANCIAL STATEMENTS
Tailwind Financial Inc.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of
Tailwind Financial Inc.

We have audited the accompanying balance sheets of Tailwind Financial Inc. (a development stage company) as of June 30 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2008 and 2007 and for the period from June 30, 2006 (date of inception) through June 30, 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tailwind Financial Inc. as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years ended June 30, 2008 and 2007 and for the period from June 30, 2006 (date of inception) to June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is required to consummate a business combination within 18 months of the Company’s initial public offering (by October 17, 2008) or 24 months of the Company’s initial public offering (by April 17, 2009) if certain extension criteria are met. The possibility of such business combination not being consummated raises substantial doubt about the Company’s ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 12, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
New York, New York
September 12, 2008

Tailwind Financial Inc.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2008	June 30, 2007

ASSETS
Current assets:
Cash	$33,383	$129,799
Cash and cash equivalents held in Trust Account (Note 1)	102,385,238	100,900,143
Prepaid expenses	13,750	83,338
Total current assets	$102,432,371	$101,113,280

Fixed assets, net of accumulated depreciation of $2,565	4,766	-

Total assets	$102,437,137	$101,113,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred underwriting fee (Note 4)	$3,000,000	$3,000,000
Accounts payable and accrued expenses	780,161	271,852
Income taxes payable	402,000	271,000
Total current liabilities	$4,182,161	$3,542,852

Common stock subject to possible conversion (3,748,750 shares at conversion value) (Note 1)	30,381,801	30,147,534

Commitments (Note 4)
Stockholders’ Equity (Notes 1 and 3):
Preferred stock, par value $.01 per share, 5,000,000 shares authorized, 0 shares issued
Common stock, par value $.001 per share, 70,000,000 shares authorized, 11,876,250 shares issued and outstanding (excluding 3,748,750 shares subject to possible conversion)	11,876	11,876
Additional paid-in capital	66,554,862	66,885,731
Retained earnings accumulated in the development stage	1,306,437	525,287

Total stockholders’ equity	67,873,175	67,422,894

Total liabilities and stockholders’ equity	$102,437,137	$101,113,280

See notes to financial statements.

Tailwind Financial Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year ended June 30, 2008	For the year from June 30, 2006 (Inception) to June 30, 2007	For the period from June 30, 2006 (Inception) to June 30, 2008

Interest income	$3,085,095	$1,000,143	$4,085,238

Write off of deferred acquisition costs (Note 7)	1,337,802		1,337,802
Formation, general and administrative expenses (Notes 4 and 5)	564,143	203,856	767,999

Income before income taxes	1,183,150	796,287	1,979,437
Income taxes (Note 5)	402,000	271,000	673,000

Net income for the period	$781,150	$525,287	$1,306,437
Accretion of Trust Account relating to common stock subject to possible conversion	234,267	157,534	391,801
Net income attributable to common stockholders	$546,883	$367,753	$914,636

Number of shares outstanding subject to possible conversion, basic and diluted	3,748,750	3,748,750
Net income per share subject to possible conversion, basic and diluted	$0.06	$0.04

Weighted average number of shares outstanding, basic and diluted	11,876,250	4,918,289
Net income per share, basic and diluted	$0.05	$0.07

See notes to financial statements.

Tailwind Financial Inc.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from June 30, 2006 (Inception) to June 30, 2008

	Common Stock		Additional Paid-In	Treasury	Retained earnings accumulated in the development
	Shares	Amount	Capital	Stock	stage	Total
Balance at June 30, 2006	-	$-	$-	$-	$-	$-
Issuance of Common Stock to initial stockholder	3,593,750	3,594	27,656	-	-	31,250
Proceeds from sale of underwriter’s purchase option	-	-	100	-	-	100
Proceeds from issuance of warrants	-	-	4,700,000	-	-	4,700,000
Sale of 12,500,000 units through public offering net of underwriter’s discount and offering expenses and net of $29,990,000 of proceeds allocable to 3,748,750 shares of common stock subject to possible conversion	8,751,250	8,751	62,315,040	-	-	62,323,791
Forfeiture of common stock issued to initial stockholder			3,520,312	(3,520,312)	-	-
Cancellation of common stock received from initial stockholder (Note 1)	(468,750)	(469)	(3,519,843)	3,520,312	-	-
Net income for the year	-	-	-	-	525,287	525,287
Accretion of Trust Account relating to common stock subject to possible conversion	-	-	(157,534)	-	-	(157,534)
Balance at June 30, 2007	11,876,250	11,876	66,885,731	-	525,287	67,422,894
Additional cost of initial public offering			(96,602)			(96,602)
Net income for the year					781,150	781,150
Accretion of Trust Account relating to common stock subject to possible conversion			(234,267)			(234,267)
Balance at June 30, 2008	11,876,250	11,876	$66,554,862	-	$1,306,437	$67,873,175

See notes to financial statements.

Tailwind Financial Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended June 30, 2008	For the year from June 30, 2006 (Inception) to June 30, 2007	For the period from June 30, 2006 (Inception) to June 30, 2008

OPERATING ACTIVITIES
Net income for the period	$781,150	$525,287	$1,306,437
Adjustments to reconcile net income to net cash provided by operating activities:	-	-	-
Depreciation of fixed assets	2,565	-	2,565
Prepaid expenses	69,588	(83,338)	(13,750)
Accounts payable and accrued expenses	508,309	171,852	680,161
Income taxes payable	131,000	271,000	402,000
Net cash provided by operating activities	$1,492,612	$884,801	$2,377,413
INVESTING ACTIVITIES
Cash contributed to Trust Account	-	(100,000,000)	(100,000,000)
Interest reinvested in Trust Account	(3,085,095)	(1,000,143)	(4,085,238)
Cash transferred from Trust Account to operations	1,600,000	100,000	1,700,000
Purchase of fixed assets	(7,331)	-	(7,331)
Net cash used in investing activities	$(1,492,426)	$(100,900,143)	$(102,392,569)
FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	31,250	31,250
Proceeds from notes payable to initial stockholder	-	368,750	368,750
Repayment of notes payable to initial stockholder	-	(368,750)	(368,750)
Proceeds from issuance of insider warrants	-	4,700,000	4,700,000
Proceeds from issuance of underwriter’s purchase option	-	100	100
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	-	29,990,000	29,990,000
Net proceeds from sale of units through public offering allocable to:
Stockholders’ equity	-	62,423,791	62,423,791
Deferred underwriting fees	-	3,000,000	3,000,000
Additional cost of initial public offering	(96,602)	-	(96,602)
Net cash provided by (used in) financing activities	$(96,602)	$100,145,141	$100,048,539
Net increase (decrease) in cash	(96,416)	129,799	33,383
Cash
Beginning of period	129,799	-	-
End of period	$33,383	$129,799	$33,383
Supplemental disclosure of non-cash financing activities:
Accrued offering costs	-	$100,000	-
Fair value of underwriter’s purchase option included in offering costs	-	$1,108,000	$1,108,000
Accretion of Trust Account relating to common stock subject to possible conversion	$234,267	$157,534	$391,801
Cash paid for income taxes	$271,000	-	$271,000

See notes to financial statements.

TAILWIND FINANCIAL INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Tailwind Financial Inc. (the “Company”), was incorporated in Delaware on June 30, 2006 as a blank check development stage company whose objective is to acquire, through a purchase, asset acquisition, or other business combination (each a “Business Combination”) one or more operating businesses.

As of June 30, 2008, the Company is a development stage company. All activity through June 30, 2008 relates to the Company’s formation, public offering described below (the “Offering”), as well as activities relating to identification of and negotiations with a suitable business combination candidate (See Note 7 - Proposed Merger and Note 8 - Subsequent Events).

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Initial Stockholders. An amount of $29,990,000 (plus accretion of $391,801 aggregating $30,381,801) has been classified as common stock subject to possible conversion in the balance sheet as at June 30, 2008.

On March 14, 2007, the Company’s amended and restated certificate of incorporation was filed which provides for the Company’s common stock to have a par value of $0.001 per share (as retroactively reflected in the financial statements). On April 12, 2007, the Company amended and restated its certificate of incorporation to provide for mandatory dissolution of the Company and subsequent liquidation of the funds held in the Trust Account in the event that the Company does not consummate a Business Combination or execute a letter of intent, agreement in principal or definitive agreement for a Business Combination within 18 months from the date of the consummation of the Offering (October 17, 2008). It also provides that 24 months from consummation of the Offering the Company’s corporate existence will cease (April 17, 2009) unless certain extension criteria are met. On March 14, 2007, the Company’s Board of Directors declared a 1 for 1.15 stock split in the form of a stock dividend (as retroactively reflected in the financial statements). In the event of dissolution and liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the warrants contained in the units offered in the Offering discussed in Note 3). The amended and restated certificate of incorporation authorizes 5,000,000 shares of preferred stock and 70,000,000 shares of common stock.

TAILWIND FINANCIAL INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

The Initial Stockholders, at the time of the Offering, held 3,593,750 shares (after the 1 for 1.15 stock split referred to above). 468,750 of these shares would be redeemed if the underwriters’ over allotment option was not exercised. Because, on May 17, 2007, the overallotment option was not exercised, the Initial Stockholder returned the 468,750 shares to the Company for cancellation. At the date of the return and cancellation, management determined the fair value to be $7.51 per share based on the common stock closing price on May 17, 2007. Accordingly, on May 17, 2007, the Company recorded the $3,520,312 value of the shares contributed to treasury stock and a $3,520,312 corresponding credit to additional paid-in capital. Upon receipt, such shares were then immediately cancelled by the Company which resulted in the retirement of the treasury stock and a corresponding charge to additional paid-in capital and common stock.

As indicated in the accompanying financial statements, at June 30, 2008, the Company has earned interest income on funds held in the Trust Account and has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the target business acquisition period (see Note 7 - Proposed Merger and Note 8 - Subsequent Events).

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-K.

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

TAILWIND FINANCIAL INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

Earnings Per Common Share

Basic net income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Calculation of the weighted average common shares outstanding during the period is based on 3,593,750 initial shares outstanding throughout the period from June 30, 2006 (inception) to June 30, 2008, 468,750 initial shares cancelled by the Company on May 17, 2007 (retroactively restated for this calculation to June 30, 2006) and 8,751,250 common shares outstanding after the completion of the Offering on April 17, 2007. Basic net income per share subject to possible conversion is calculated by dividing accretion of the Trust Account relating to common stock subject to possible conversion by 3,748,750 common shares subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of 19,700,000 outstanding warrants to purchase common stock and the outstanding unit purchase option issued to Deutsche Bank Securities Inc. are contingently exercisable, they have been excluded from the Company’s computation of diluted net income per share (see Note 3).

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

In February 2007, the FASB issued SFAS No. 159, “the Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or on a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not effect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The Company is evaluating whether it will adopt the provisions of SFAS No. 159.

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
NOTES TO FINANCIAL STATEMENTS

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

Each Unit consists of one share of the Company’s common stock, $0.001 par value, and one Callable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the consummation of a Business Combination or April 11, 2008 and expiring April 11, 2011. The Warrants are callable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of the call is given. The Company may not call the warrants unless the warrants and the shares of common stock underlying the warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the call. The Company’s obligation is to use its best efforts in connection with the registration rights agreement and upon exercise of the Warrants, it can satisfy its obligation by delivering unregistered shares of common stock. If a registration statement is not effective at the time a warrant is exercised, the Company will not be obliged to deliver common stock, and there are no contracted penalties for failure to do so.

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

TAILWIND FINANCIAL INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 4—COMMITMENTS

The Company utilizes certain administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of one of the Initial Stockholders. Such affiliate has agreed that, until the consummation of a Business Combination, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. Included in formation, general and administrative expenses for the year ended June 30, 2008 is $90,000 of such costs ($112,500 for the period from June 30, 2006 to June 30, 2008).

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Offering. Pursuant to the Underwriting Agreement, the Company was obligated to pay the underwriter for certain fees and expenses related to the Offering, including underwriters discounts of $7,000,000. The Company paid $4,000,000 of the underwriting discount upon closing of the Offering. The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $3,000,000 will be deferred until consummation of the Business Combination. Accordingly, a deferred underwriting fee comprised of the deferred portion of the underwriting discount is included in the accompanying balance sheet at June 30, 2008.

NOTE 5—INCOME TAXES

Provision for income taxes for the year ended June 30, 2008 consists of current federal tax of $402,000 ($673,000 for the period from June 30, 2006 to June 30, 2008).

The Company’s effective tax rate approximates the federal statutory rate. No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result is not engaged in a trade or business in any state. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Delaware franchise tax expense of $133,214 for the year ended June 30, 2008 ($168,214 for the period from June 30, 2006 to June 30, 2008), is included as part of general and administrative expenses in the accompanying statements of operations.

TAILWIND FINANCIAL INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 6—SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept 30, 2007	June 30, 2007	March 31, 2007	Dec 31, 2006	Sept 30, 2006

Interest Income	$345,370	$678,340	$946,049	$1,115,336	$1,000,143	-	-	-
Write off of deferred acquisition costs	1,337,802	-	-	-	-	-	-	-
Formation, general and administrative expenses	135,282	146,847	172,460	109,554	200,503	1,353	1,000	1,000

Income (loss) before taxes	(1,127,704)	531,493	773,589	1,005,782	799,640	(1,353)	(1,000)	(1,000)
Income taxes	(388,000)	181,000	263,000	346,000	271,000	-	-	-

Net income (loss) for the period	$(739,714)	$350,493	$510,589	$659,782	$528,640	$(1,353)	$(1,000)	$(1,000)
Accretion of Trust Account relating to common stock subject to possible conversion	(221,840)	105,113	153,127	197,868	157,534	-	-	-
Net income(loss) attributable to common stockholders	$(517,873)	$245,380	$357,462	$461,914	$371,106	$(1,353)	$(1,000)	$(1,000)

Number of shares outstanding subject to possible conversion, basic and diluted	3,748,750	3,748,750	3,748,750	3,748,750	3,748,750	-	-	-
Net income (loss) per share subject to possible conversion, basic and diluted	$(0.06)	$0.03	$0.04	$0.05	$0.04	-	-	-

Weighted average number of shares outstanding, basic and diluted	11,876,250	11,876,250	11,876,250	11,876,250	4,918,289	3,593,750	3,593,750	3,593,750
Net income (loss) per share, basic and diluted	$(0.04)	0.02	0.03	0.04	0.08	(0.00)	(0.00)	(0.00)

NOTE 7—PROPOSED MERGER

On January 8, 2008, the Company announced that it had entered into an agreement and plan of merger with Asset Alliance Corporation (“Asset Alliance”), a multi-faceted investment management firm specializing in alternative investments, whereby the Company would have acquired all of the outstanding common stock of Asset Alliance in exchange for shares of the Company’s common stock, allowing Asset Alliance to access the public markets through the proposed transaction with the Company. In connection with the proposed transaction, the Company incurred approximately $1.3 million of acquisition costs which cost were written off during the quarter ended June 30, 2008. On August 6, 2008 the Company formally provided notice to Asset Alliance of its decision to terminate the agreement and plan of merger.

NOTE 8—SUBSEQUENT EVENTS

On August 27, 2008, the Company announced that it has signed a non-binding letter of intent with GrandUnion Inc., a shipping company headquartered in Piraeus, Greece. The non-binding letter of intent contemplates the acquisition by Tailwind of 20 vessels operating in the dry bulk industry, including nine new vessels to be delivered in 2010 and 2011. The acquisition of the eleven existing vessels is valued in excess of $600 million.

TAILWIND FINANCIAL INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

As provided for in the Offering, $1,700,000 of the Trust Account will be used to identify and evaluate prospective acquisition candidates, to perform business due diligence on prospective target businesses, to travel to and from offices, plants or similar locations of prospective target businesses, to select the target business, to acquire and structure, negotiate, and consummate the business combination. The Initial Stockholders are responsible for any expenses in excess of $1,700,000 that may be incurred in connection with the pursuit of a business combination. Such amounts will be reimbursed upon consummation of a business combination.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

***1.1	Underwriting Agreement

***3.1	Second Amended and Restated Certificate of Incorporation

**3.2	Restated Bylaws

***4.1	Specimen Unit Certificate

***4.2	Specimen Common Stock Certificate

***4.3	Specimen Warrant Certificate

***4.4	Unit Purchase Option granted to Representative

***4.5	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant

***4.6	Securities Escrow Agreement among American Stock Transfer & Trust Company, the Initial Stockholders and the Registrant

***10.1	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant

***10.2	Registration Rights Agreement among the Registrant and the Initial Stockholders

*10.3	Administrative Services Agreement between the Registrant and Parkwood Holdings Ltd.

*10.4	Second Amended and Restated Subscription Agreement between the Registrant and TFC Holdings Ltd.

*10.5	Promissory Note issued to Parkwood Holdings Ltd. on July 12, 2006

*10.6	Second Amended and Restated Warrant Purchase Agreement between the Registrant and Parkwood Holdings Ltd.

***10.7	Letter Agreement between the Registrant and Andrew A. McKay

***10.8	Letter Agreement between the Registrant and Gordon A. McMillan

***10.9	Letter Agreement between the Registrant and Robert Penteliuk

***10.10	Letter Agreement between the Registrant and TFC Holdings Ltd.

***10.11	Letter Agreement between the Registrant and Parkwood Holdings Ltd.

***10.12	Letter Agreement between the Registrant and JovFunds Management Inc.

***10.13	Letter Agreement between the Registrant and Robert C. Hain

***10.14	Letter Agreement between the Registrant and Stephen T. Moore

***10.15	Letter Agreement between Registrant and Philip Armstrong

*10.16	Promissory Note issued to Parkwood Holdings Ltd. on February 2, 2007

*10.17	Extension Agreement dated March 14, 2007

***10.18	Amendment to Securities Escrow Agreement

***10.19	Form of Indemnification Agreement

24	Power of Attorney (included on the signature page)

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

*99.1	Audit Committee Charter

*99.2	Code of Ethics

*99.3	Nominating Committee Charter

*	Incorporated by reference to the documents previously filed by us with the SEC, as exhibits to our registration statement on Form S-1 (File No. 333-135790) effective as of April 11, 2007.
**	Incorporated by reference to the Restated Bylaws previously filed by us with the SEC, as an exhibit to our Form 8-K filed on May 15, 2007.
***	Incorporated by reference to the documents previously filed by us with the SEC, as exhibits to our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (File No. 001-33385).