Form 10-Q
period 2008-09-30
TAILWIND FINANCIAL INC.
filed 2008-11-10
CIK 1368879

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☒       No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,625,000 shares issued and outstanding as of October 31, 2008.

TAILWIND FINANCIAL INC.

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1

	Balance Sheets
	As of September 30, 2008 (unaudited) and June 30, 2008	2

	Statements of Operations (unaudited)
	For the three month periods ended September 30, 2008 and September 30, 2007 and the period from June 30, 2006 (inception) to September 30, 2008	3

	Statements of Stockholders’ Equity
	For the period from June 30, 2006 (inception) to September 30, 2008 (unaudited)	4

	Statements of Cash Flows (unaudited)
	For the three month periods ended September 30, 2008 and September 30, 2007 and the period from June 30, 2006 (inception) to September 30, 2008	5

	Notes to Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14
PART II. OTHER INFORMATION
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 6.	Exhibits	14

PART I.

FINANCIAL STATEMENTS

Index of Financial Statements

Unaudited Financial Statements

Page

Balance Sheets as of September 30, 2008 (unaudited) and June 30, 2008	2

Statements of Operations for the three month periods ended September 30, 2008 and September 30, 2007 and the period from June 30, 2006 (inception) to September 30, 2008	3

Statement of Stockholders’ Equity for the period from June 30, 2006 (inception) to September 30, 2008	4

Statements of Cash Flows for the three month periods ended September 30, 2008 and September 30, 2007 and the period from June 30, 2006 (inception) to September 30, 2008	5

Notes to Unaudited Financial Statements	6

Tailwind Financial Inc.
(A Development Stage Company)

BALANCE SHEETS

	September, 30 2008	June 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash	$50,599	$33,383
Cash and cash equivalents held in Trust Account (Note 1)	102,540,855	102,385,238
Prepaid expenses	6,875	13,750
Total current assets	$102,598,329	$102,432,371

Fixed assets, net of accumulated depreciation of $3,240 and $2,565	4,091	4,766

Total Assets	$102,602,420	$102,437,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred underwriting fee (Note 4)	$3,000,000	$3,000,000
Accounts payable and accrued expenses	617,826	780,161
Due to shareholders (Note 6)	200,000	-
Income taxes payable	445,500	402,000
Total current liabilities	$4,263,326	$4,182,161

Common stock subject to possible conversion (3,748,750 shares at conversion value) (Note 1)	30,407,028	30,381,801

Commitments (Note 4)
Stockholders’ Equity (Notes 1 and 3):
Preferred stock, par value $.01 per share, 5,000,000 shares authorized, 0 shares issued
Common stock, par value $.001 per share, 70,000,000 shares authorized, 11,876,250 shares issued and outstanding (excluding 3,748,750 shares subject to possible conversion)	11,876	11,876
Additional paid-in capital	66,529,635	66,554,862
Retained earnings accumulated in the development stage	1,390,555	1,306,437

Total stockholders’ equity	67,932,066	67,873,175

Total liabilities and stockholders’ equity	$102,602,420	$102,437,137

See notes to unaudited financial statements.

Tailwind Financial Inc.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three months ended September 30, 2008	Three months ended September 30, 2007	For the period from June 30, 2006 (Inception) to September 30, 2008
	(unaudited)	(unaudited)	(unaudited)

Interest income	$326,617	$1,115,336	$4,411,855

Write-off of deferred acquisition costs	-	-	1,337,802
Formation, general and administrative expenses (Notes 4 and 5)	198,999	109,554	966,998

Income before income taxes	127,618	1,005,782	2,107,055
Income taxes (Note 5)	43,500	346,000	716,500

Net income for the period	$84,118	$659,782	$1,390,555
Accretion of Trust Account relating to common stock subject to possible conversion	25,227	197,868	417,028
Net income attributable to common stockholders	$58,891	$416,914	$973,527

Number of shares outstanding subject to possible conversion, basic and diluted	3,748,750	3,748,750
Net income per share subject to possible conversion, basic and diluted	$0.01	$0.05

Weighted average number of shares outstanding, basic and diluted	11,876,250	11,876,250
Net income per share, basic and diluted	$0.00	$0.04

See notes to unaudited financial statements.

Tailwind Financial Inc.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from June 30, 2006 (Inception) to September 30, 2008

	Common Stock		Additional		Retained earnings accumulated in the
	Shares	Amount	Paid-In Capital	Treasury Stock	development stage	Total
Balance at June 30, 2006	-	$-	$-	$-	$-	$-
Issuance of Common Stock to initial stockholder	3,593,750	3,594	27,656	-	-	31,250
Proceeds from sale of underwriter’s purchase option	-	-	100	-	-	100
Proceeds from issuance of warrants	-	-	4,700,000	-	-	4,700,000
Sale of 12,500,000 units through public offering net of underwriter’s discount and offering expenses and net of $29,990,000 of proceeds allocable to 3,748,750 shares of common stock subject to possible conversion	8,751,250	8,751	62,315,040	-	-	62,323,791
Forfeiture of common stock issued to initial stockholder	-	-	3,520,312	(3,520,312)	-	-
Cancellation of common stock received from initial stockholder (Note 1)	(468,750)	(469)	(3,519,843)	3,520,312	-	-
Additional cost of initial public offering	-	-	(96,602)	-	-	(96,602)
Net income for the period	-	-	-	-	1,306,437	1,306,437
Accretion of Trust Account relating to common stock subject to possible conversion	-	-	(391,801)	-	-	(391,801)
Balance at June 30, 2008	11,876,250	11,876	$66,554,862	-	$1,306,437	$67,873,175
Net income for the period (unaudited)	-	-	-	-	84,118	84,118
Accretion of Trust Account relating to common stock subject to possible conversion (unaudited)	-	-	(25,227)	-	-	(25,227)
Balance at September 30, 2008 (unaudited)	11,876,250	11,876	$66,529,635	-	$1,390,555	$67,932,066

See notes to unaudited financial statements.

Tailwind Financial Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Three months ended September 30, 2008	Three months ended September 30, 2007	For the period from June 30, 2006 (Inception) to September 30, 2008
	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income for the period	$84,118	$659,782	$1,390,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	675	-	3,240
Prepaid expenses	6,875	16,665	(6,875)
Accounts payable and accrued expenses	(162,335)	81,421	517,826
Income taxes payable	43,500	346,000	445,500
Net cash provided by (used in) operating activities	$(27,167)	$1,103,868	$2,350,246
INVESTING ACTIVITIES
Cash contributed to Trust Account	-	-	(100,000,000)
Interest reinvested in Trust Account	(326,617)	(1,015,336)	(4,411,855)
Cash transferred from Trust Account to operations	171,000		1,871,000
Purchase of fixed assets	-	(5,399)	(7,331)
Net cash used in investing activities	$(155,617)	$(1,020,735)	$(102,548,186)
FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	31,250
Proceeds from notes payable to initial stockholder	-	-	368,750
Repayment of notes payable to initial stockholder	-	-	(368,750)
Proceeds from issuance of insider warrants	-	-	4,700,000
Proceeds from issuance of underwriter’s purchase option	-	-	100
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	-	-	29,990,000
Net proceeds from sale of units through public offering allocable to:
Stockholders’ equity	-	-	62,423,791
Deferred underwriting fees	-	-	3,000,000
Loan from shareholders	200,000	-	200,000
Additional cost of initial public offering	-	(96,602)	(96,602)
Net cash provided by (used in) financing activities	$200,000	$(96,602)	$100,248,539
Net increase (decrease) in cash	17,216	(13,469)	50,599
Cash
Beginning of period	33,383	129,799	-
End of period	$50,599	$116,330	$50,599
Supplemental disclosure of non-cash financing activities:
Fair value of underwriter’s purchase option included in offering costs	-	-	$1,108,000
Accretion of Trust Account relating to common stock subject to possible conversion	$25,227	$197,868	$417,028
Cash paid for income taxes	-	-	$271,000

See notes to unaudited financial statements.

TAILWIND FINANCIAL INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BUSINESS OPERATIONS

Tailwind Financial Inc. (the "Company"), was incorporated in Delaware on June 30, 2006 as a blank check development stage company whose objective is to acquire, through a purchase, asset acquisition, or other business combination (each a "Business Combination") one or more operating businesses.

As of September 30, 2008, the Company is a development stage company. All activity through September 30, 2008 relates to the Company's formation, public offering described below (the "Offering"), and activities relating to identification of and negotiations with a suitable business combination candidate (See Note 7 - Activities in Pursuit of a Business Combination).

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Initial Stockholders. An amount of $29,990,000 (plus accretion of $417,028 aggregating $30,407,028) has been classified as common stock subject to possible conversion in the balance sheet as at September 30, 2008.

On March 14, 2007, the Company's amended and restated certificate of incorporation was filed which provides for the Company's common stock to have a par value of $0.001 per share (as retroactively reflected in the financial statements). On April 12, 2007, the Company amended and restated its certificate of incorporation to provide for mandatory dissolution of the Company and subsequent liquidation of the funds held in the Trust Account in the event that the Company does not consummate a Business Combination or execute a letter of intent, agreement in principal or definitive agreement for a Business Combination within 18 months from the date of the consummation of the Offering (October 17, 2008). It also provides that 24 months from consummation of the Offering the Company's corporate existence will cease (April 17, 2009) unless certain extension criteria are met. On March 14, 2007, the Company's Board of Directors declared a 1 for 1.15 stock split in the form of a stock dividend (as retroactively reflected in the financial statements). In the event of dissolution and liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the warrants contained in the units offered in the Offering discussed in Note 3). The amended and restated certificate of incorporation authorizes 5,000,000 shares of preferred stock and 70,000,000 shares of common stock.

TAILWIND FINANCIAL INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

The Initial Stockholders, at the time of the public offering, held 3,593,750 shares (after the 1 for 1.15 stock split referred to above). 468,750 of these shares would be redeemed if the underwriters’ over allotment option was not exercised. Since, on May 17, 2007, the overallotment option was not exercised, the Initial Stockholder returned the 468,750 shares to the Company for cancellation. At the date of the return and cancellation, management determined the fair value to be $7.51 per share based on the common stock closing price on May 17, 2007. Accordingly, on May 17, 2007, the Company recorded the $3,520,312 value of the shares contributed to treasury stock and a $3,520,312 corresponding credit to additional paid-in capital. Upon receipt, such shares were then immediately cancelled by the Company which resulted in the retirement of the treasury stock and a corresponding charge to additional paid-in capital and common stock.

As indicated in the accompanying financial statements, at September 30, 2008, the Company has earned interest income on funds held in the Trust Account. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the target business acquisition period (see Note 7 - Activities in Pursuit of a Business Combination).

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are unaudited and have been prepared in accordance with principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial and related disclosures for the fiscal year ended June 30, 2008, included in the Company’s Form 10-K, filed on September 15, 2008.

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

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value.

Effective July 1, 2008, the Company implemented SFAS Statement No. 157, which did not have an impact on the Company’s financial results.

The following table presents certain of the Company’s assets that are measured at fair value as of September 30, 2008. In general, fair values determined by Level 1 inputs utilize quoted prices in active markets and the fair values described below were determined through market, observable and corroborated sources.

Description	September 30, 2008	Quoted Prices in Active Markets (Level 1)
Cash	50,599	50,599
Cash and cash equivalents held in Trust Account (Note 1)	102,540,855	102,540,855
Total	$102,591,454	$102,591,454

In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities and is evaluating the impact, if any, this standard will have on its financial statements.

Earnings Per Common Share

Basic net income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Calculation of the weighted average common shares outstanding during the period is based on 3,593,750 initial shares outstanding throughout the period from June 30, 2006 (inception) to September 30, 2008, 468,750 initial shares cancelled by the Company on May 17, 2007 (retroactively restated for this calculation to June 30, 2006) and 8,751,250 common shares outstanding after the completion of the Offering on April 17, 2007. Basic net income per share subject to possible conversion is calculated by dividing accretion of the Trust Account relating to common stock subject to possible conversion by 3,748,750 common shares subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the outstanding unit purchase option issued to Deutsche Bank Securities Inc. are antidilutive, they have been excluded from the Company’s computation of net income per share (see Note 3).

TAILWIND FINANCIAL INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, ("SFAS 141(R)"). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also requires the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141(R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

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

Each Unit consists of one share of the Company's common stock, $0.001 par value, and one Callable Common Stock Purchase Warrant ("Warrant"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing upon consummation of a Business Combination and expiring April 11, 2011. The Warrants are callable at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of the call is given. The Company may not call the warrants unless the warrants and the shares of common stock underlying the warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the call.

The Company's obligation is to use its best efforts in connection with the registration rights agreement and upon exercise of the Warrants, it can satisfy its obligation by delivering unregistered shares of common stock. If a registration statement is not effective at the time a warrant is exercised, the Company will not be obliged to deliver common stock, and there are no contracted penalties for failure to do so.

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

TAILWIND FINANCIAL INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

The units issuable upon exercise of the above noted option are identical to those offered in the Offering except that the warrants included in the option have an exercise price of $7.20 per share (120% of the exercise price of the Warrants included in the Units sold in the Offering). This option is exercisable at $9.60 per unit commencing upon consummation of a Business Combination and expiring April 11, 2011. The option and the 625,000 units, the 625,000 shares of common stock and the 625,000 warrants underlying such units, and the 625,000 shares of common stock underlying such warrants, have been deemed compensation by the NASD and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g)(1) of the NASD Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the effective date of the registration statement except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The option and its underlying securities have been registered under the registration statement of which the Offering prospectus forms a part. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend, our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below the exercise price of the warrants included in the option.

NOTE 4—COMMITMENTS

The Company utilizes certain administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of one of the Initial Stockholders. Such affiliate has agreed that, until the consummation of a Business Combination, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. Included in formation, general and administrative expenses for the three month period ended September 30, 2008 is $22,500 of such costs ($135,000 for the period from June 30, 2006 to September 30, 2008).

In connection with the Offering, the Company entered into an underwriting agreement (the "Underwriting Agreement") with the underwriters in the Offering. Pursuant to the Underwriting Agreement, the Company was obligated to pay the underwriter for certain fees and expenses related to the Offering, including underwriters discounts of $7,000,000. The Company paid $4,000,000 of the underwriting discount upon closing of the Offering. The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $3,000,000 will be deferred until consummation of the Business Combination. Accordingly, a deferred underwriting fee comprised of the deferred portion of the underwriting discount is included in the accompanying balance sheet at September 30, 2008.

NOTE 5—TAXES

Provision for income taxes for the three month period ended September 30, 2008 consists of current federal tax of $43,500 ($716,500 for the period from June 30, 2006 to September 30, 2008).

The Company’s effective tax rate approximates the federal statutory rate. No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result does not conduct operations and is not engaged in a trade or business in any state. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Delaware franchise tax expense of $31,000 for the three month period ended September 30, 2008 ($199,214 for the period from June 30, 2006 to September 30, 2008), are included as part of general and administrative expenses in the accompanying statements of operations.

NOTE 6—DUE TO SHAREHOLDERS

During the quarter, the Company received a loan from the Initial Stockholder of $200,000. The loan is non-interest bearing and due on demand.

NOTE 7—ACTIVITIES IN PURSUIT OF A BUSINESS COMBINATION

On January 8, 2008, the Company announced that it had entered into an agreement and plan of merger with Asset Alliance Corporation ("Asset Alliance"), a multi-faceted investment management firm specializing in alternative investments, whereby the Company would have acquired all the outstanding common stock of Asset Alliance in exchange for shares of the Company’s common stock, allowing Asset Alliance to access the public markets through the proposed transaction with the Company. In connection with the proposed transaction, the Company incurred approximately $1.3 million of acquisition costs which costs were written off effective June 30, 2008. On August 6, 2008 the Company formally provided notice to Asset Alliance of its decision to terminate the agreement and plan of merger.

On August 27, 2008, the Company announced that it had signed a letter of intent with GrandUnion Inc., a shipping company headquartered in Piraeus, Greece, contemplating the acquisition by Tailwind of 20 vessels operating the dry bulk industry, including nine new buildings to be delivered in 2010 and 2011. On October 28, 2008, the Company announced that it had terminated this letter of intent in accordance with its terms effective October 25, 2008.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	our status as a development stage company;

•	our dissolution or liquidation prior to a business combination;

•	the reduction of the proceeds held in the Trust Account due to third party claims;

•	our selection of a prospective target business or asset;

•	our issuance of our capital shares or incurrence of debt to consummate a business combination;

•	our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;

•	our dependence on our key personnel;

•	conflicts of interest of our officers, directors and existing investors;

•	potential future affiliations of our officers and directors with competing businesses;

•	our ability to obtain additional financing if necessary;

•	the control by our private stockholders of a substantial interest in us;

•	our common stock becoming subject to the penny stock rules of the Securities and Exchange Commission (the "SEC");

•	the adverse effect the outstanding warrants and the unit purchase option may have on the market price of our common shares;

•	the existence of registration rights with respect to the securities owned by our founding stockholders and the securities underlying the unit purchase option granted to Deutsche Bank Securities Inc.;

•	our being deemed an investment company;

•	the lack of a market for our securities;

•	costs of complying with United States securities laws and regulations;

•	market risks;

•	risks of acquiring and operating a business outside the United States; and

•	regulatory risks and operational risks.

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

The funds available to us outside of the trust account ($100,000) and up to $1,600,000 of the interest earned on the trust account will be used to identify and evaluate prospective acquisition candidates, to perform business due diligence on prospective target businesses, to travel to and from offices, plants or similar locations of prospective target businesses, to select the target business to acquire and to structure, negotiate, and consummate the business combination. Messrs. McMillan and McKay and JovFunds each have jointly and severally agreed to pay, on our behalf any expenses in excess of $1,700,000 that we may incur in connection with our pursuit of a business combination. Such amounts will be reimbursed upon consummation of our initial business combination. In this context, the Company received a loan from Parkwood Holdings Ltd. due on demand for $200,000 during the quarter ended September 30, 2008.

As indicated in the accompanying financial statements, at September 30, 2008, we had $50,599 in cash and $102,540,855 in cash held in the trust account. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plan to consummate a business combination will be successful. We must complete a business combination with a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of acquisition by April 17, 2009. These factors, among others, raise substantial doubt as to our ability to continue as a going concern.

For the three month period ended September 30, 2008, we had net income of $84,118, consisting of interest income of $326,617 less costs attributable to organization, formation and general and administrative expenses of $198,999 and net of a provision for income taxes of $43,500. Through September 30, 2008 we did not engage in any significant operations. Our entire activity from inception through September 30, 2008 was to prepare for the Offering and begin the identification of and negotiations with suitable business combination candidates.

Our financial statements as of and for the period ending June 30, 2008 were audited, and we filed these audited financial statements in our annual report on Form 10-K filed on September 15, 2008.

On January 8, 2008, the Company announced that it had entered into an agreement and plan of merger with Asset Alliance Corporation ("Asset Alliance"), a multi-faceted investment management firm specializing in alternative investments, whereby we would have acquired all the outstanding common stock of Asset Alliance in exchange for shares of our common stock, allowing Asset Alliance to access the public markets through the proposed transaction with us. In connection with the proposed transaction, we incurred approximately $1.3 million of acquisition costs which costs were written off effective June 30, 2008. On August 6, 2008, we formally provided notice to Asset Alliance of our decision to terminate the agreement and plan of merger.

On August 27, 2008, the Company announced that it had signed a letter of intent with GrandUnion Inc., a shipping company headquartered in Piraeus, Greece, contemplating the acquisition by Tailwind of 20 vessels operating the dry bulk industry, including nine new buildings to be delivered in 2010 and 2011. On October 28, 2008, the Company announced that it had terminated this letter of intent in accordance with its terms effective October 25, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

As of September 30, 2008, $102,540,855 of the net proceeds of our initial public offering (including accrued interest) was held in the trust account for the purposes of consummating a business combination. American Stock Transfer & Trust Company, the trustee, has invested the money held in the trust account at JPMorgan Chase Bank, NA.

       We have not engaged in any hedging activities since our inception on June 30, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic filings with the SEC under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. Management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of September 30, 2008. Based upon that evaluation, management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There has not been any change in our internal control over financial reporting during the three month period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

Item 6.  Exhibits.

Exhibit Number	Exhibit Description
10.1	Promissory Note between Tailwind Financial Inc. and Parkwood Holdings Ltd., dated September 25, 2008
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAILWIND FINANCIAL INC.

Date: November 10, 2008	By:	/s/ Andrew A. McKay
Andrew A. McKay Chief Executive Officer