Form 10-Q
period 2008-12-31
TAILWIND FINANCIAL INC.
filed 2009-02-17
CIK 1368879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "   "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☒        No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,625,000 shares issued and outstanding as of January 30, 2009.

TAILWIND FINANCIAL INC.

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1

Balance Sheets As of December 31, 2008 (unaudited) and June 30, 2008		2

Statements of Operations (unaudited) For the three and six month periods ended December 31, 2008 and December 31, 2007 and the period from June 30, 2006 (inception) to December 31, 2008		3

Statements of Stockholders’ Equity For the period from June 30, 2006 (inception) to December 31, 2008 (unaudited)		4

Statements of Cash Flows (unaudited) For the six month periods ended December 31, 2008 and December 31, 2007 and the period from June 30, 2006 (inception) to December 31, 2008		5

Notes to Unaudited Financial Statements		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14
PART II. OTHER INFORMATION
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 5.	Other Information	14
Item 6.	Exhibits	14

PART I.

FINANCIAL STATEMENTS

Index of Financial Statements

Unaudited Financial Statements

Page

Balance Sheets as of December 31, 2008 (unaudited) and June 30, 2008	2

Statements of Operations (unaudited) for the three and six month periods ended December 31, 2008 and December 31, 2007 and the period from June 30, 2006 (inception) to December 31, 2008	3

Statement of Stockholders’ Equity (unaudited) for the period from June 30, 2006 (inception) to December 31, 2008	4

Statements of Cash Flows (unaudited) for the six month periods ended December 31, 2008 and December 31, 2007 and the period from June 30, 2006 (inception) to December 31, 2008	5

Notes to Unaudited Financial Statements	6

Tailwind Financial Inc.
(A Development Stage Company)

BALANCE SHEETS

	December 31, 2008	June 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash	$30,889	$33,383
Cash and cash equivalents held in Trust Account (Note 1)	102,216,738	102,385,238
Prepaid expenses	22,802	13,750
Income taxes receivable	9,765	-
Total current assets	$102,280,194	$102,432,371

Deferred acquisition costs (Note 7)	65,000	-
Fixed assets, net of accumulated depreciation of $3,915 and $2,565	3,416	4,766

Total Assets	$102,348,610	$102,437,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred underwriting fee (Note 4)	$3,000,000	$3,000,000
Accounts payable and accrued expenses	711,158	780,161
Due to shareholders (Note 6)	400,000	-
Income taxes payable	-	402,000
Total current liabilities	$4,111,158	$4,182,161

Common stock subject to possible conversion (3,748,750 shares at conversion value) (Note 1)	30,376,546	30,381,801

Commitments (Note 4)
Stockholders’ Equity (Notes 1 and 3):
Preferred stock, par value $.01 per share, 5,000,000 shares authorized, 0 shares issued	-	-
Common stock, par value $.001 per share, 70,000,000 shares authorized, 11,876,250 shares issued and outstanding (excluding 3,748,750 shares subject to possible conversion)	11,876	11,876
Additional paid-in capital	66,560,117	66,554,862
Retained earnings accumulated in the development stage	1,288,913	1,306,437

Total stockholders’ equity	67,860,906	67,873,175

Total liabilities and stockholders’ equity	$102,348,610	$102,437,137

See notes to unaudited financial statements.

Tailwind Financial Inc.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three months ended December 31, 2008	Three months ended December 31, 2007	Six months ended December 31, 2008	Six months ended December 31, 2007	For the period from June 30, 2006 (Inception) to December 31, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income	$100,883	$946,049	$427,500	$2,061,385	$4,512,738

Write-off of deferred acquisition costs	-	-	-	-	1,337,802
Formation, general and administrative expenses (Notes 4 and 5)	257,024	172,460	456,024	282,014	1,224,022

Income (loss) before income taxes	(156,141)	773,589	(28,524)	1,779,371	1,950,914
Income taxes (Note 5)	(54,500)	263,000	(11,000)	609,000	662,000

Net income (loss) for the period	$(101,641)	$510,589	$(17,524)	$1,170,371	$1,288,914
Accretion of Trust Account relating to common stock subject to possible conversion	(30,482)	153,127	(5,255)	350,995	386,546
Net income (loss) attributable to common stockholders	$(71,159)	$357,462	$(12,269)	$819,376	$902,368

Number of shares outstanding subject to possible conversion, basic and diluted	3,748,750	3,748,750	3,748,750	3,748,750
Net income (loss) per share subject to possible conversion, basic and diluted	$(0.01)	$0.04	$(0.00)	$0.09

Weighted average number of shares outstanding, basic and diluted	11,876,250	11,876,250	11,876,250	11,876,250
Net income (loss) per share, basic and diluted	$(0.01)	$0.03	$(0.00)	$0.07

See notes to unaudited financial statements.

Tailwind Financial Inc.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from June 30, 2006 (Inception) to December 31, 2008

	Common Stock		Additional		Retained earnings accumulated in the
	Shares	Amount	Paid-In Capital	Treasury Stock	development stage	Total
Balance at June 30, 2006	-	$-	$-	$-	$-	$-
Issuance of Common Stock to initial stockholder	3,593,750	3,594	27,656	-	-	31,250
Proceeds from sale of underwriter’s purchase option	-	-	100	-	-	100
Proceeds from issuance of warrants	-	-	4,700,000	-	-	4,700,000
Sale of 12,500,000 units through public offering net of underwriter’s discount and offering expenses and net of $29,990,000 of proceeds allocable to 3,748,750 shares of common stock subject to possible conversion	8,751,250	8,751	62,315,040	-	-	62,323,791
Forfeiture of common stock issued to initial stockholder	-	-	3,520,312	(3,520,312)	-	-
Cancellation of common stock received from initial stockholder (Note 1)	(468,750)	(469)	(3,519,843)	3,520,312	-	-
Additional cost of initial public offering	-	-	(96,602)	-	-	(96,602)
Net income for the period	-	-	-	-	1,306,437	1,306,437
Accretion of Trust Account relating to common stock subject to possible conversion	-	-	(391,801)	-	-	(391,801)

Balance at June 30, 2008	11,876,250	$11,876	$66,554,862	$-	$1,306,437	$67,873,175
Net income (loss) for the period (unaudited)	-	-	-	-	(17,524)	(17,524)
Accretion of Trust Account relating to common stock subject to possible conversion (unaudited)	-	-	5,255	-	-	5,255
Balance at December 31, 2008 (unaudited)	11,876,250	$11,876	$66,560,117	$-	$1,288,913	$67,860,906

See notes to unaudited financial statements.

Tailwind Financial Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Six months ended December 31, 2008	Six months ended December 31 , 2007	For the period from June 30, 2006 (Inception) to December 31, 2008
	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income (loss) for the period	$(17,524)	$1,170,371	$1,288,914
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of fixed assets	1,350	1,215	3,915
Prepaid expenses	(9,052)	58,338	(22,802)
Accounts payable and accrued expenses	(134,003)	(110,761)	646,157
Income taxes payable (receivable)	(411,765)	338,000	(9,765)
Net cash provided by (used in) operating activities	$(570,994)	$1,457,163	$1,906,419
INVESTING ACTIVITIES
Cash contributed to Trust Account	-	-	(100,000,000)
Interest reinvested in Trust Account	(427,500)	(1,361,385)	(4,512,738)
Cash transferred from Trust Account to operations	596,000	-	2,296,000
Purchase of fixed assets	-	(5,399)	(7,331)
Net cash provided by (used in) investing activities	$168,500	$(1,366,784)	$(102,224,069)
FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	31,250
Proceeds from notes payable to initial stockholder	-	-	368,750
Repayment of notes payable to initial stockholder	-	-	(368,750)
Deferred acquisition costs	-	(9,707)	-
Proceeds from issuance of insider warrants	-	-	4,700,000
Proceeds from issuance of underwriter’s purchase option	-	-	100
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	-	-	29,990,000
Net proceeds from sale of units through public offering allocable to:
Stockholders’ equity	-	-	62,323,791
Deferred underwriting fees	-	-	3,000,000
Loan from shareholders	400,000	-	400,000
Additional cost of initial public offering	-	(96,602)	(96,602)
Net cash provided by (used in) financing activities	$400,000	$(106,309)	$100,348,539
Net increase (decrease) in cash	(2,494)	(15,930)	30,889
Cash
Beginning of period	33,383	129,799	-
End of period	$30,889	$113,869	$30,889
Supplemental disclosure of non-cash financing activities:
Fair value of underwriter’s purchase option included in offering costs	$-	$-	$1,108,000
Accretion of Trust Account relating to common stock subject to possible conversion	$(5,255)	$350,995	$386,546
Accrued acquisition costs	$65,000	$339,803	$65,000
Cash paid for income taxes	$419,765	$271,000	$690,765

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

As of December 31, 2008, the Company was a development stage company. All activity through December 31, 2008 related to the Company's formation, public offering described below (the "Offering"), and activities relating to identification of and negotiations with a suitable business combination candidate (See Note 7 - Activities in Pursuit of a Business Combination ).

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Initial Stockholders. An amount of   $29,990,000 (plus accretion of $386,546 aggregating $30,376,546) has been classified as common stock subject to possible conversion in the balance sheet as at December 31, 2008.

On March 14, 2007, the Company's amended and restated certificate of incorporation was filed which provides for the Company's common stock to have a par value of $0.001 per share (as retroactively reflected in the financial statements). On April 12, 2007, the Company amended and restated its certificate of incorporation to provide for mandatory dissolution of the Company and subsequent liquidation of the funds held in the Trust Account in the event that the Company does not consummate a Business Combination or execute a letter of intent, agreement in principle or definitive agreement for a Business Combination within 18 months from the date of the consummation of the Offering (October 17, 2008) unless certain extension criteria are met to extend such date to April 17, 2009.  On March 14, 2007, the Company's Board of Directors declared a 1 for 1.15 stock split in the form of a stock dividend (as retroactively reflected in the financial statements). In the event of dissolution and liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the warrants contained in the units offered in the Offering discussed in Note 3). The amended and restated certificate of incorporation authorizes 5,000,000 shares of preferred stock and 70,000,000 shares of common stock.

TAILWIND FINANCIAL INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

The Initial Stockholders, at the time of the public offering, held 3,593,750 shares (after the 1 for 1.15 stock split referred to above). 468,750 of these shares would be redeemed if the underwriters’ over allotment option was not exercised. Since, on May 17, 2007, the overallotment option was not exercised, the Initial Stockholders returned the 468,750 shares to the Company for cancellation. At the date of the return and cancellation, management determined the fair value to be $7.51 per share based on the common stock closing price on May 17, 2007. Accordingly, on May 17, 2007, the Company recorded the $3,520,312 value of the shares contributed to treasury stock and a $3,520,312 corresponding credit to additional paid-in capital. Upon receipt, such shares were then immediately cancelled by the Company which resulted in the retirement of the treasury stock and a corresponding charge to additional paid-in capital and common stock.

As indicated in the accompanying financial statements, at December 31, 2008, the Company has earned interest income on funds held in the Trust Account. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the target business acquisition period (see Note 7 - Activities in Pursuit of a Business Combination).

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

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ( " SFAS No. 157 " ). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value.

Effective July 1, 2008, the Company implemented SFAS Statement No. 157, which did not have an impact on the Company’s financial results.

The following table presents certain of the Company’s assets that are measured at fair value as of December 31, 2008. In general, fair values determined by Level 1 inputs utilize quoted prices in active markets and the fair values described below were determined through market, observable and corroborated sources.

Description	December 31, 2008	Quoted Prices in Active Markets (Level 1)
Cash	$30,889	$30,889
Cash and cash equivalents held in Trust Account (Note 1)	102,216,738	102,216,738
Total	$102,247,627	$102,247,627

In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities and is evaluating the impact, if any, this standard will have on its financial statements.

Earnings (Loss) Per Common Share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Calculation of the weighted average common shares outstanding during the period is based on 3,593,750 initial shares outstanding throughout the period from June 30, 2006 (inception) to December 31, 2008, 468,750 initial shares cancelled by the Company on May 17, 2007 (retroactively restated for this calculation to June 30, 2006) and 8,751,250 common shares outstanding after the completion of the Offering on April 17, 2007. Basic net income (loss) per share subject to possible conversion is calculated by dividing accretion of the Trust Account relating to common stock subject to possible conversion by 3,748,750 common shares subject to possible conversion. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the outstanding unit purchase option issued to Deutsche Bank Securities Inc. are antidilutive, they have been excluded from the Company’s computation of net income (loss) per share (see Note 3).

TAILWIND FINANCIAL INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, ( " SFAS 141(R) " ). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also requires the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141(R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 . SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3—PUBLIC OFFERING

In the Offering, the Company sold to the public 12,500,000 units ( " Units " ) at a price of $8.00 per Unit. Proceeds from the Offering totaled approximately $95,300,000, which was net of approximately $4,700,000 in underwriting fees and other expenses paid at closing or previously. The Company also sold in a private placement immediately prior to the Offering 4,700,000 warrants for proceeds of $4,700,000.

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

TAILWIND FINANCIAL INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

The units issuable upon exercise of the above noted option are identical to those offered in the Offering except that the warrants included in the option have an exercise price of $7.20 per share (120% of the exercise price of the Warrants included in the Units sold in the Offering). This option is exercisable at $9.60 per unit commencing upon consummation of a Business Combination and expiring April 11, 2011. The option and the 625,000 units, the 625,000 shares of common stock and the 625,000 warrants underlying such units, and the 625,000 shares of common stock underlying such warrants, have been deemed compensation by the FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of the FINRA Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the effective date of the registration statement except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The option and its underlying securities have been registered under the registration statement of which the Offering prospectus forms a part. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend, our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below the exercise price of the warrants included in the option.

NOTE 4—COMMITMENTS

The Company utilizes certain administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of one of the Initial Stockholders. Such affiliate has agreed that, until the consummation of a Business Combination, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. Included in formation, general and administrative expenses for the three and six month periods ended December 31, 2008 is $22,500 and $45,000 of such costs ($157,500 for the period from June 30, 2006 to December 31, 2008).

In connection with the Offering, the Company entered into an underwriting agreement (the "Underwriting Agreement") with the underwriters in the Offering. Pursuant to the Underwriting Agreement, the Company was obligated to pay the underwriter for certain fees and expenses related to the Offering, including underwriters discounts of $7,000,000. The Company paid $4,000,000 of the underwriting discount upon closing of the Offering. The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $3,000,000 will be deferred until consummation of the Business Combination. Accordingly, a deferred underwriting fee comprised of the deferred portion of the underwriting discount is included in the accompanying balance sheet at December 31, 2008.  This deferred underwriting discount may be reduced based on the number of stockholders who do convert.

NOTE 5—TAXES

Provision (benefit) for income taxes for the three and six month periods ended December 31, 2008 consists of current federal tax of $(54,500) and $(11,000), respectively.  Provision for income taxes for the period from June 30, 2006 to December 31, 2008 was $662,000.

The Company’s effective tax rate approximates the federal statutory rate. No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result does not conduct operations and is not engaged in a trade or business in any state. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Delaware franchise tax expense was $23,203 for the three month period ended December 31, 2008 ($54,203 for the six month period ended December 31, 2008; $222,517 for the period from June 30, 2006 to December 31, 2008), are included as part of general and administrative expenses in the accompanying statements of operations.

NOTE 6—DUE TO SHAREHOLDERS

During the quarter ended December 31, 2008, the Company received two loans from the Initial Stockholders of $100,000 each, for a total of $400,000 for the six months ended December 31, 2008. The loans are non-interest bearing and due on demand.

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

On January 26, 2009, the Company announced that it had entered into an arrangement agreement pursuant to which the Company will acquire all of the shares of Allen-Vanguard Corporation (“Allen-Vanguard”) in exchange for shares of Tailwind.  Allen-Vanguard is a leading global provider of integrated solutions for protection and counter-measures against hazardous devices and materials, including improvised explosive devices (IEDs).  In connection with the possible acquisition the Company had incurred as at December 31, 2008 $65,000 of costs which have been deferred.  Reference is made to the Company’s Form 8-K filed January 26, 2009, for further details.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "approximate," "estimate," "believe," "intend," "plan," or "project," or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this Form 10-Q. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks described in this Form 10-Q. In light of these risks and uncertainties, the events anticipated in the forward-looking statements may or may not occur.

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

On April 17, 2007, we completed the Offering of 12,500,000 Units. Each Unit consists of one share of our common stock, par value $0.001 per share, (the " Common Stock " ) and one warrant entitling the holder to purchase one share of our Common Stock at a price of $6.00. The public offering price of each Unit was $8.00, and we generated gross proceeds of $100,000,000 in the Offering. Of the gross proceeds: (i) we deposited $95,300,000 into a trust account at JP Morgan Chase Bank, NA, maintained by American Stock Transfer & Trust Company, as trustee, which included $3,000,000 of deferred underwriting discount; (ii) the underwriters received $4,000,000 as underwriting discount (excluding the deferred underwriting discount); and (iii) we retained $600,000 for offering expenses, plus $100,000 for working capital. In addition, we deposited into the trust account $4,700,000 that we received from the issuance and sale of 4,700,000 warrants to Parkwood Holdings Ltd., an entity owned 37.5% by our Chairman, Gordon McMillan, 12.5% by our CEO, Andrew McKay and 50% by JovFunds Management Inc.

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

The funds available to us outside of the trust account ($100,000) and up to $1,600,000 of the interest earned on the trust account will be used to identify and evaluate prospective acquisition candidates, to perform business due diligence on prospective target businesses, to travel to and from offices, plants or similar locations of prospective target businesses, to select the target business to acquire and to structure, negotiate, and consummate the business combination. Messrs. McMillan and McKay and JovFunds each have jointly and severally agreed to pay, on our behalf any expenses in excess of $1,700,000 that we may incur in connection with our pursuit of a business combination. Such amounts will be reimbursed upon consummation of our initial business combination. In this context, the Company received a loan from Parkwood Holdings Ltd. due on demand for $200,000 during the quarter ended December 31, 2008, for a total of $400,000 for the six months ended December 31, 2008.

As indicated in the accompanying financial statements, at December 31, 2008, we had $30,889 in cash and $102,216,738 in cash held in the trust account. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plan to consummate a business combination will be successful. We must complete a business combination with a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of acquisition by April 17, 2009. These factors, among others, raise substantial doubt as to our ability to continue as a going concern.

For the three month period ended December 31, 2008, we had a net loss of $101,641 ($17,524 for the six month period ended December 31, 2008), consisting of interest income of $100,883 ($427,500 for the six month period ended December 31, 2008) less costs attributable to organization, formation and general and administrative expenses of $257,024 ($456,024 for the six month period ended December 31, 2008) and net of a benefit from income taxes of $(54,500) ($(11,000) for the six month period ended December 31, 2008). Through December 31, 2008 we did not engage in any significant operations. Our entire activity from inception through December 31, 2008 was to prepare for the Offering and begin the identification of and negotiations with suitable business combination candidates.

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

On January 26, 2009, the Company announced that it had entered into an arrangement agreement pursuant to which the Company will acquire all of the shares of Allen-Vanguard Corporation (“Allen-Vanguard”) in exchange for shares of Tailwind.  Allen-Vanguard is a leading global provider of integrated solutions for protection and counter-measures against hazardous devices and materials, including improvised explosive devices (IEDs).  Reference is made to the Company’s Form 8-K filed January 26, 2009, for further details.

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

As of December 31, 2008, $102,216,738 of the net proceeds of our initial public offering (including accrued interest) was held in the trust account for the purposes of consummating a business combination. American Stock Transfer & Trust Company, the trustee, has invested the money held in the trust account at JPMorgan Chase Bank, NA.

        We have not engaged in any hedging activities since our inception on June 30, 2006. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.   Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic filings with the SEC under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. Management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of December 31, 2008. Based upon that evaluation, management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There has not been any change in our internal control over financial reporting during the three month period ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1A.   Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On April 17, 2007, we consummated our initial public offering of 12,500,000 Units. Each Unit consists of one share of our Common Stock and one warrant entitling the holder to purchase from us one share of our Common Stock at an exercise price of $6.00. The Units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $100,000,000. Deutsche Bank Securities Inc. acted as representative of the underwriters. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333- 135790 ) that was declared effective on April 11, 2007.

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

Item 5.   Other Information.

On February 10, 2009, the Company received a notice from NYSE Alternext US LLC (the “Exchange”) indicating that the Company was not in compliance with Section 704 of the NYSE Alternext US LLC Company Guide (the “Company Guide”), in that it did not hold an annual meeting of its stockholders during 2008.

In order to maintain its Exchange listing, the Company must submit a plan of compliance by March 10, 2009 advising the Exchange of action it has taken, or will take, that would bring it into compliance with Section 704 of the Company Guide by August 11, 2009.  The Corporate Compliance Department of the Exchange will evaluate the plan and make a determination as to whether the Company has made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards by August 11, 2009, in which case the plan will be accepted.  If the plan is accepted, the Company may be able to continue its listing during the plan period up to August 11, 2009, during which time it will be subject to periodic review to determine whether it is making progress consistent with the plan.  If the Company does not submit a plan, if the Company submits a plan that is not accepted or if the plan is accepted but the Company is not in compliance with the continued listing standards at the conclusion of the plan period or does not make progress consistent with the plan during the plan period, the Company may become subject to delisting proceedings in accordance with Section 1010 and Part 12 of the Company Guide.

The Company intends to submit a plan to the Exchange and to hold an election of directors in connection with its special meeting of stockholders relating to the transaction with Allen-Vanguard to regain compliance with the Exchange’s listing standards.

Item 6.   Exhibits.

Exhibit Number	Exhibit Description
10.1	Promissory Note between Tailwind Financial Inc. and Parkwood Holdings Ltd., dated November 4, 2008
10.2	Promissory Note between Tailwind Financial Inc. and Parkwood Holdings Ltd., dated November 26, 2008
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Press Release dated February 13, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAILWIND FINANCIAL INC.

Date: February 13, 2009	By:	/s/ Andrew A. McKay
Andrew A. McKay Chief Executive Officer